Form 10-K
period 2022-12-31
UTG INC
filed 2023-03-24
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☐
Non-accelerated filer ☐  Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐    No ☒

As of June 30, 2022, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $26.50 per share), had an aggregate market value of approximately $24,576,630.

At January 31, 2023 the Registrant had 3,190,306 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2022

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2022, Mr. Correll owns or controls directly and indirectly approximately 65% of UTG’s outstanding stock.

At December 31, 2022, the Company had consolidated assets of $448 million, consolidated liabilities of $290 million and total shareholders’ equity of $158 million. The Company’s consolidated liabilities include policyholder liabilities and accruals of $249 million.

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

Because UG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2022 and 2021, respectively, approximately 50% and 51% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

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

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 31% and 22% of the Company’s total invested assets at December 31, 2022 and 2021, respectively.

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2022 and 2021, investments in oil and gas royalties represented 42% and 43%, respectively, of the total investment real estate portfolio.

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

Human Capital

As of December 31, 2022, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  These individuals are further supported by certain employees of First Southern National Bank (an affiliated entity) through a shared services arrangement.  Under this arrangement, the two entities utilize the services of the other’s staff in certain instances for the betterment of both entities.  Personnel within departments such as accounting, human resources and information technology are shared between the entities.  UTG’s operations are headquartered in Stanford, Kentucky. The Company respects, values and invites diversity in our team members, customers, suppliers, and community.  We seek to recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.  The Company strives to attract, develop, and retain talented individuals.  To attract such individuals, we provide professional and personal development opportunities to team members. In addition, we seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring and opportunities to interact with senior leaders.  We encourage our team members to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

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

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2022, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

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

Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2022, the Company repurchased 24,308 shares through the stock repurchase program for $685,808. Through December 31, 2022, UTG has spent $19,309,437 in the acquisition of 1,326,213 shares under this program.

Transactions with Affiliates

The articles of incorporation of UG contain the following language under item 12 relative to related party transactions:

A director shall not be disqualified from-dealing with or contracting with the corporation as vendor, purchaser; employee, agent or otherwise; nor, in the absence of fraud, shall any transaction or contract or act of this corporation be void or in any way affected or invalidated by the fact that any director or any firm of which any director is a member or any corporation of which any director is a shareholder, director or officer is in any way interested in such transaction or contract or act, provided the fact that such director or such firm or such corporation so interested shall be disclosed or shall be known to the Board of Directors or such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction or act shall be taken: nor shall any such director be accountable or responsible to the company for or in respect to such transaction or contract or act of. this corporation or for any gains or profits realized by him by reason of the fact that he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer is interested in such action or contract; and any such director may be counted in determining the existence of a quorum of any meeting of the Board of Directors of the company which shall authorize or take action in respect to any such contract or transaction or act and may vote thereat to authorize, ratify, or approve any such contract or transaction or act, with like force and effect as if he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer were not interested in such transaction or contract or act.

Note 11 – Related Party Transactions of the Consolidated Financial Statements provides disclosures regarding transactions with related parties.

Anti-Money Laundering Laws

A series of laws and regulations beginning with the Bank Secrecy Act of 1970 require financial institutions to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the US PATRIOT Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high-risk customers, foreign financial institutions, and foreign individuals and entities. These rules also mandate a variety of record keeping, reporting and employee training requirements.

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

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2022 and 2021.

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

	2022		2021

Period	High	Low	High	Low

First quarter	30.00	27.10	34.00	26.00
Second quarter	29.00	23.00	28.00	24.56
Third quarter	33.28	23.60	34.00	26.01
Fourth quarter	33.28	25.06	30.00	27.00

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

As of January 31, 2023 there were 4,321 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2022 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2022	964	$33.28	964	N/A	$2,739,059
Nov. 1 through Nov. 30, 2022	1,347	$28.24	1,347	N/A	$2,701,014
Dec. 1 through Dec. 31, 2022	376	$27.79	376	N/A	$2,690,563
Total	2,687		2,687

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2022, the Company repurchased 24,308 shares through the stock repurchase program for $685,808. Through December 31, 2022, UTG has spent $19,309,437 in the acquisition of 1,326,213 shares under this program.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

On February 21, 2023 Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, will assume the title of President initially. This information was filed on Form 8-K with the SEC on February 24, 2023.

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

Impairment of Investments – The Company continually monitors the investment portfolio for investments that have become impaired; where fair value has declined below carrying value.  While the value of the investments in the Company’s portfolio continuously fluctuates due to market conditions, an other-than-temporary impairment charge is recorded only when a security has experienced a decline in fair market value which is deemed to be other than temporary.  The policies and procedures the Company uses to evaluate and account for impairments of investments are disclosed in Note 1 – Summary of Significant Accounting Policies and Note 2 – Investments in the Notes to the Consolidated Financial Statements. The Company makes every effort to appropriately assess the status and value of the securities with the information available regarding an other-than-temporary impairment. However, it is difficult to predict the future prospects of a distressed or impaired security.

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

Results of Operations

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19).  The pandemic significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March 2020, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy.  Over the ensuing months, the economy slowly began to return to a pre-pandemic norm.  At this time, it appears the pandemic is behind us, though there continues to be mutating variants of the virus and regional outbreaks around the world.  The impact of this seems to have been lessened by vaccines and immunity build up.  During this time the Company did not experience any significant slow-down in activities, however, the Company did see an increase in mortality experience.  The Company reported 138 Covid claims totaling $1,246,373 in 2020, 166 Covid claims totaling $1,293,625 in 2021 and 80 Covid claims totaling $1,229,875 in 2022.  The latter part of 2022 saw a significant decline in Covid claims.  While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $34.3 million and $9.7 million in 2022 and 2021, respectively.  In 2022, income before income taxes was approximately $44 million compared to $11.8 million in 2021.  Total revenues were approximately $70 million in 2022 and $35.6 million in 2021.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2022 and 2021.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

The Company reported a change in fair value of equity securities of approximately $33.7 million and $14.1 million for the years ended December 31, 2022 and 2021, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  These results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Total benefits and other expenses paid in 2022 were approximately $25.8 million compared to $23.8 million in 2021.

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

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, declined approximately 11% when comparing 2022 to 2021.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2022 and 2021 was approximately 96.8% and 95.7%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year. A positive impact on premium income is the consistency of the lapse percentage. Persistency of the business has been consistent over the last several years. The lapse percentages were 3.2% and 4.3% for 2022 and 2021, respectively.

The following table summarizes the Company’s investment performance for the years ended December 31:

	2022	2021
Net investment income	$20,811,471	$9,050,325
Net realized investment gains	14,168,911	6,021,653
Change in fair value of equity securities	33,690,712	14,121,883

The following table reflects net investment income of the Company for the years ended December 31:

	2022	2021
Fixed maturities	$4,153,453	$4,566,293
Equity securities	2,539,579	1,274,147
Trading securities	(13,283)	22,568
Mortgage loans	1,580,647	706,883
Real estate	15,424,260	3,241,689
Notes receivable	933,886	1,558,406
Policy loans	489,823	606,347
Cash and cash equivalents	203,250	2,567
Short-term investments	5,056	0
Total consolidated investment income	25,316,671	11,978,900
Investment expenses	(4,505,200)	(2,928,575)
Consolidated net investment income	$20,811,471	$9,050,325

Net investment income represented approximately 30% and 25% of the Company’s total revenues as of December 31, 2022 and 2021, respectively. Income from the fixed maturities, equity securities, and real estate portfolios represented 87% and 76%, respectively, of the gross investment income reported by the Company for 2022 and 2021. Income from the fixed maturities portfolio declined in 2022 as compared to 2021. The equity securities portfolio and the real estate portfolio performed very well in 2022, representing 71% of the total consolidated investment income.

In March 2020, with the onset of the pandemic in America, financial markets became jittery experiencing a significant drop in the major market indices. In response, the Federal Reserve dropped interest rates to near zero. This action resulted in a drop in all other interest rates in the marketplace. While this increased the fair value of the Company’s current fixed income holdings, it made finding investments to acquire, with any type of historic yield, nearly impossible. In recent periods our economy has heated up with inflation running at higher than desired levels by Federal Reserve standards. In this regard, the Federal Reserve began increasing interest rates in 2022. This has resulted in an increase in the yields available in the bond market and drives the unrealized loss on the bond portfolio.

Since the start of 2022, we have seen more volatility in the U.S. markets in general and have seen an increase in bonds yields. This is due to the Federal Open Market Committee (“FOMC”) aggressively raising interest rates to fight the inflation that is currently being experienced. The interest rate environment experienced seven rate changes totaling 4.25% during 2022 and are expected to continue into early 2023. While these actions had a negative impact on some of our investments that we currently own, this will also allow for better yields on future investments acquired as current investments mature.

Income from the fixed maturities investment portfolio represented 16% and 38% of the total consolidated investment income for the years ended December 31, 2022 and 2021, respectively. When comparing earnings from the fixed maturities portfolio for the years ended December 31, 2022 and 2021 income was down approximately 9%. The decrease is due to the maturity of certain fixed maturity investments during 2022. The Company’s investment in fixed maturities continues to decline as we have, for the most part, chosen not to reinvest in fixed maturities and any reinvestment has been at lower rates.  As of December 31, 2022 and 2021, fixed maturities represented 30% and 38%, respectively, of the total investments owned by the Company.

Income from the equity securities portfolio was approximately double that of the prior year and represents approximately 10% of the total consolidated investment income for 2022. Distributions from four securities represented 62% of the 2022 income from the equity securities income. These four securities are associated with the oil and gas industry. During 2022, the Company disposed of a significant portion of two of these securities. Future results are expected to vary based upon these disposals and other investing decisions made by Management. The equity securities investment portfolio represents 45% and 37% of the total investment portfolio as of December 31, 2022 and 2021, respectively.

Income from the real estate portfolio represented 61% of the consolidated investment income for 2022 and is approximately $12.2 million higher than the amount reported in 2021. During 2022, the Company received $2.3 million of income from timber sales as compared to $217,000 in the prior year. Included in the 2022 real estate income is $10.4 million of income from oil and gas royalty distributions, which represents approximately 67% of the current year total income from the real estate portfolio. In 2021, the Company recorded less than $1 million of income from oil and gas royalties. During the latter part of 2021 and in 2022, several of the royalty interests fully depleted and there was in an increase in the number of wells coming online for production. As a result of the Russian invasion of the Ukraine, the United States placed a ban on Russian oil. This ban caused the price of oil to increase dramatically from an average price of $69 per barrel in 2021 to an average price per barrel of $97 in 2022. In 2021, total cash flows from oil and gas royalties were approximately $5.3 million of which $930,000 was reported as income. In 2022, total cash flows from oil and gas royalties were approximately $13.1 million of which $10.4 million was reported as income. In the first quarter of 2023, the average price per barrel of oil has declined to $80. While Management anticipates continued distributions from the oil and gas royalties, they are expected to vary depending on market conditions.

The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and market conditions. The real estate investment portfolio represents 10% and 11% of the total investment portfolio as of December 31, 2022 and 2021, respectively.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2022	2021
Fixed maturities available for sale	$(528)	$55,867
Equity securities	8,877,148	3,087,978
Real estate	5,292,291	2,877,808
Fixed maturities available for sale – OTTI	0	(393,455)
Equity securities - OTTI	(5,000,000)	0
Consolidated net realized investment gains	9,168,911	5,628,198

Change in fair value of equity securities - held	19,212,045	12,584,561
Change in fair value of equity securities - sold	14,478,667	1,537,322
Total change in fair value of equity securities	33,690,712	14,121,883

Net investment gains	$42,859,623	$19,750,081

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The total gains from equity securities sold in 2022 were approximately $23.4 million, of which $8.9 million is being reported as gains from equity securities and $14.5 million is reported as a component of the change in the fair value of equity securities. The disposal of two equity securities represented 89% of the total gains from the equity securities portfolio. The Company fully disposed of one equity security that produced a realized gain of $6.6 million in 2022. The Company disposed of 7,500 shares of an equity security, associated with the oil and gas industry, producing a realized gain of $14.3 million. The Company still owns 5,000 shares of this equity security as of December 31, 2022. This disposal will impact future dividend earnings of the Company as it represented a significant portion of the 2022 investment income from equity securities.

The total gains from equity securities sold in 2021 were approximately $4.6 million, of which $3.1 million is being reported as gains from equity securities and $1.5 million is reported as a component of the change in the fair value of equity securities. The Company disposed of 2,500 shares of an equity security, associated with the oil and gas industry, producing a realized gain of $2.2 million. During the year ended December 31, 2021, the Company also reported additional gains of approximately $851,000 from the sales of the music royalties.

The Company reported a change in fair value of equity securities of approximately $33.7 million and $14.1 million for the years ended December 31, 2022 and 2021, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  While both 2021 and 2022 reflected positive results, 2022 results were more than double of that of 2021.  While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

While the Company has seen significant positive results from its equity investments in the last two years, a pull back or downward market adjustment could slow these gains or even result in losses in future periods.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

Included in the 2022 and 2021 net investment gains are other-than-temporary impairments of $5 million and $393,000, respectively. The other-than-temporary impairments recognized during 2022 and 2021 were taken as a result of Management’s assessment and determination of value of the investment. The investments were written down to better reflect their current expected value.

During 2022, the Company sold real estate located in Kentucky and recognized a gain of approximately $3.7 million from the sale. The 2021 real estate gains are mainly the result of the sale of real estate located in Illinois and Florida. During 2021, the Company sold its home office building located in Springfield, IL. The sale of this property produced a gain of approximately $1 million and represented approximately 36% of the investment gains from real estate. The Company sold real estate in Florida and recognized a gain of approximately $1.3 million, which represents approximately 44% of the gains reported for the real estate investment portfolio.

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

Expenses

The Company reported total benefits and other expenses of approximately $25.8 million and $23.8 million for the years ended December 31, 2022 and 2021, respectively. Benefits, claims and settlement expenses represented approximately 57% and 68% of the Company’s total expenses for 2022 and 2021, respectively.  The other major expense category of the Company is operating expenses, which represented 41% and 30% of the Company’s total expenses for 2022 and 2021, respectively.

Benefits, claims and settlement expenses, net of reinsurance benefits, were down approximately 9% when comparing 2022 and 2021 activity.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12.6 million, $12.8 million and $12.4 million in 2017, 2018 and 2019, respectively. During the two years of the pandemic, total death benefits were $14.3 million and $16 million in 2020 and 2021, respectively. In 2022, total death benefits, net of reinsurance, declined to $13.3 million. Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly is showing throughout the entire U.S. insurance industry. Industry experts believe this increase is death benefits while not always directly related to COVID-19, are caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.

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

Overall, the Company’s persistency for business in-force remained relatively steady at 96.8% in 2022 compared to 95.7% in 2021. The Company’s actual experience for earned interest, persistency, and mortality varies from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company’s actual experience and those assumptions applied may affect the profitability of the Company. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads.

Operating expenses increased approximately 48% or $3.4 million in 2022 as compared to that of the same period in 2021.  Bonuses paid to employees were approximately $600,000 higher in 2022 as compared to 2021 and were driven by the Company’s 2022 performance.

As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program.  The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company. In 2022, the Company paid approximately $2 million in charitable donations.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2022	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$108,313,059	30%	24%
Equity securities, at fair value	150,053,686	41%	33%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	30,698,694	8%	7%
Real estate	34,934,352	10%	8%
Notes receivable	14,424,127	4%	3%
Policy loans	6,567,434	2%	1%
Short-term investments	3,596,941	1%	1%
Total investments	$364,271,636	100%	81%

	2021	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$140,963,881	38%	32%
Equity securities, at fair value	122,229,121	33%	28%
Equity securities, at cost	14,543,343	4%	3%
Trading securities	(1,116)	0%	0%
Mortgage loans	29,183,562	8%	7%
Real estate	39,748,261	10%	9%
Notes receivable	17,722,976	5%	4%
Policy loans	7,390,497	2%	2%
Total investments	$371,780,525	100%	85%

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

The Company’s total investments represented 81% and 85% of the Company’s total assets as of December 31, 2022 and 2021, respectively. Fixed maturities and equity securities, at fair value, consistently represent the majority, of the Company’s total investments – 71% in 2022 and 2021.

As of December 31, 2022, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as “investments available-for-sale”.  Investments available-for-sale are carried at market value, with changes in market value charged directly to the other comprehensive income component of shareholders’ equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(27.8) million and $(7.1) million as of December 31, 2022 and 2021, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other-than-temporary. These risks and uncertainties related to Management’s assessment of other-than-temporary declines in value include but are not limited to: the risk that Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer; the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated; the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG’s cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2022 and 2021, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2022, the Parent company received $3 million in dividends from its insurance subsidiary and $5 million in 2021. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $2.3 million. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 4.42%. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $5.3 million and $12.5 million in 2022 and 2021, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2022 and 2021, the Company’s investing activities provided (used) net cash of approximately $26.2 million and $(18.1) million, respectively. The Company recognized proceeds of approximately $79.7 million and $59.3 million from investments sold and matured in 2022 and 2021, respectively.  The Company used approximately $53.5 million and $78.7 million to acquire investments during 2022 and 2021, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash provided by (used in) financing activities was approximately $(6.4) million and $22.3 million during 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had $19 million and $24 million in debt outstanding with third parties, respectively.

The Company had cash and cash equivalents of approximately $45.3 million and $30.8 million as of December 31, 2022 and 2021, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $108.3 million and $141 million at December 31, 2022 and 2021, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2022 and 2021 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $19 million and $24 million of debt outstanding as of December 31, 2022 and 2021, respectively.

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

At December 31, 2022, UG has a ratio of approximately 6.10, which is 610% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2022, the Company repurchased 24,308 shares through the stock repurchase program for $685,808. Through December 31, 2022, UTG has spent $19,309,437 in the acquisition of 1,326,213 shares under this program.

Shareholders’ equity was approximately $157.6 million and $140.8 million as of December 31, 2022 and 2021, respectively. Total shareholders’ equity increased approximately 12% in 2022 as compared to 2021.  The increase is primarily attributable to net income from operations. As of December 31, 2022 and 2021, the Company reported accumulated other comprehensive income (loss) of approximately $(7.1) million and $10.3 million, respectively.

For the periods ended December 31, 2022 and 2021, the decrease in accumulated other comprehensive income was approximately $(17.4) million and $(5.3) million, respectively, as a result of unrealized losses on fixed maturity securities. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

The Company’s investments provide sufficient return to cover future obligations. The Company carries all of its fixed maturity holdings as available for sale, which are reported in the Consolidated Financial Statements at their fair value.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UTG, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 1, the liability for future policy benefits on traditional life insurance products and accident and health insurance policy benefits are calculated using a net level method, including assumptions as to investment yields, mortality, withdrawals and other assumptions based on the Company's experience. The liability for future policy benefits for universal life contracts is calculated using a retrospective deposit method and represents the policy account balances.

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
•
Procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management's actuarial techniques and evaluating the reasonableness of assumptions used in those techniques.

•	Engaging an independent actuarial specialist to evaluate whether the methodologies and assumptions used by management in developing the liabilities were appropriate and reasonable.

Valuation of Non-Marketable Investments Reported at Fair Value

Critical Audit Matter Description

The Company holds certain investments that are not actively traded and are classified as Level 3 assets. These investments include equity securities, valued using either the Company's pricing models to estimate future cash flows or net asset value. Since such securities trade infrequently and have little or no price transparency, the Company's techniques for determining the estimated fair value of such securities rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. The determination of these unobservable inputs involves significant management judgment and estimation and typically cannot be supported by reference to market activity.

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

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the proprietary models and unobservable inputs used by management to estimate the fair value of Level 3 securities included the following, among others:

•	We obtained an understanding and evaluated the appropriateness of the Company's pricing sources.
•	We tested the completeness, accuracy, reliability, and relevance of key data used in the models.
•	We assessed the consistency by which management has applied significant unobservable valuation assumptions.
•	For a selection of securities, we compared the accuracy of the Company's estimated fair value price to a price independently developed by the audit team.

We have served as the Company's auditor since 2005.

/s/ Armanino LLP

St. Louis, Missouri
March 24, 2023

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021

ASSETS

	2022	2021

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $117,279,820 and $127,949,963)	$108,313,059	$140,963,881
Equity securities, at fair value (cost $77,015,688 and $68,403,168)	150,053,686	122,229,121
Equity securities, at cost	15,683,343	14,543,343
Mortgage loans on real estate at amortized cost	30,698,694	29,183,562
Investment real estate, net	34,934,352	39,748,261
Notes receivable	14,424,127	17,722,976
Policy loans	6,567,434	7,390,497
Short-term investments	3,596,941	0
Total investments	364,271,636	371,781,641

Cash and cash equivalents	45,290,385	30,787,278
Accrued investment income	1,371,677	1,264,159
Reinsurance receivables:
Future policy benefits	24,318,030	24,740,562
Policy claims and other benefits	4,638,857	4,426,997
Cost of insurance acquired	2,698,153	3,386,501
Income taxes receivable	0	975,373
Other assets	4,945,627	1,097,246
Total assets	$447,534,365	$438,459,757
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$229,582,664	$235,367,680
Policy claims and benefits payable	4,072,879	3,941,305
Other policyholder funds	318,096	345,248
Dividend and endowment accumulations	14,802,746	14,686,166
Income taxes payable	4,189,081	0
Deferred income taxes	11,582,138	13,680,396
Notes payable	19,000,000	24,000,000
Trading securities, at fair value (proceeds $0 and $2,202)	0	1,116
Other liabilities	5,958,385	5,193,039
Total liabilities	289,505,989	297,214,950

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,164,809 and 3,166,669 shares issued and outstanding
	3,166	3,167
Additional paid-in capital	32,693,972	32,780,587
Retained earnings	131,989,352	97,731,347
Accumulated other comprehensive income (loss)	(7,111,586)	10,253,151
Total UTG shareholders' equity	157,574,904	140,768,252
Noncontrolling interest	453,472	476,555
Total shareholders' equity	158,028,376	141,244,807
Total liabilities and shareholders' equity	$447,534,365	$438,459,757

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenue:
Premiums and policy fees	$8,384,604	$9,080,039
Ceded reinsurance premiums and policy fees	(2,697,382)	(2,680,050)
Net investment income	20,811,471	9,050,325
Other income	350,519	412,982
Revenues before net investment gains (losses)	26,849,212	15,863,296
Net investment gains (losses):
Other-than-temporary impairments	(5,000,000)	(393,455)
Other realized investment gains, net	14,168,911	6,021,653
Change in fair value of equity securities	33,690,712	14,121,883
Total net investment gains	42,859,623	19,750,081
Total revenues	69,708,835	35,613,377

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	15,703,526	17,137,166
Ceded reinsurance benefits and claims	(2,449,533)	(2,380,366)
Annuity	1,029,156	993,937
Dividends to policyholders	311,400	324,543
Commissions	(116,571)	(121,287)
Amortization of cost of insurance acquired	688,348	714,970
Operating expenses	10,497,302	7,115,530
Interest expense	108,722	4,051
Total benefits and other expenses	25,772,350	23,788,544

Income before income taxes	43,936,485	11,824,833
Income tax expense	9,572,139	2,069,673

Net income	34,364,346	9,755,160

Net income attributable to noncontrolling interest	(106,341)	(92,097)

Net income attributable to common shareholders	$34,258,005	$9,663,063

Amounts attributable to common shareholders:

Basic income per share	$10.81	$3.05

Diluted income per share	$10.81	$3.05

Basic weighted average shares outstanding	3,167,719	3,171,919

Diluted weighted average shares outstanding	3,167,719	3,171,919

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2022 and 2021

	2022	2021

Net income	$34,364,346	$9,755,160

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(27,824,173)	(7,085,803)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	5,843,076	1,488,019
Unrealized holding gains (losses) arising during period, net of tax	(21,981,097)	(5,597,784)

Less reclassification adjustment for (gains) losses included in net income	528	337,587
Tax expense (benefit) for (gains) losses included in net income	(111)	(70,893)
Reclassification adjustment for (gains) losses included in net income, net of tax	417	266,694
Subtotal: Other comprehensive income (loss), net of tax	(21,980,680)	(5,331,090)

Comprehensive income	12,383,666	4,424,070

Less comprehensive income attributable to noncontrolling interests	(106,341)	(92,097)

Comprehensive income attributable to UTG, Inc.	$12,277,325	$4,331,973

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders’ Equity

Year ended December 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2022	$3,167	32,780,587	97,731,347	10,253,151	476,555	141,244,807
Common stock issued during year	23	599,169	0	0	0	599,192
Treasury shares acquired and retired	(24)	(685,784)	0	0	0	(685,808)
Net income attributable to common shareholders	0	0	34,258,005	0	0	34,258,005
Unrealized holding gain (loss) on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(17,364,737)	0	(17,364,737)
Distributions	0	0	0	0	(128,824)	(128,824)
Gain attributable to noncontrolling interest	0	0	0	0	105,741	105,741
Balance at December 31, 2022	$3,166	32,693,972	131,989,352	(7,111,586)	453,472	158,028,376

Year ended December 31, 2021	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at December 31, 2020	$3,176	33,025,018	88,068,284	15,584,241	460,772	137,141,491
Common stock issued during year	10	292,929	0	0	0	292,939
Treasury shares acquired and retired	(19)	(537,360)	0	0	0	(537,379)
Net income attributable to common shareholders	0	0	9,663,063	0	0	9,663,063
Unrealized holding gain (loss) on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,331,090)	0	(5,331,090)
Distributions	0	0	0	0	(76,314)	(76,314)
Gain attributable to noncontrolling interest	0	0	0	0	92,097	92,097
Balance at December 31, 2021	$3,167	32,780,587	97,731,347	10,253,151	476,555	141,244,807

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net income	$34,364,346	$9,755,160
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	138,587	210,665
Other-than-temporary impairments	5,000,000	393,455
Realized investment gains, net	(14,168,911)	(6,021,653)
Change in fair value of equity securities	(33,690,712)	(14,121,883)
Unrealized trading (gains) losses included in income	1,086	(2,059)
Realized trading (gains) losses included in income	12,197	(20,509)
Amortization of cost of insurance acquired	688,348	714,970
Depreciation and depletion	2,032,627	2,757,522
Stock-based compensation	599,192	287,934
Charges for mortality and administration of universal life and annuity products	(5,943,417)	(6,325,818)
Interest credited to account balances	3,767,177	3,896,162
Change in accrued investment income	(107,518)	77,484
Change in reinsurance receivables	210,672	88,449
Change in policy liabilities and accruals	(2,836,498)	(5,470,342)
Change in income taxes receivable (payable)	5,164,454	(1,243,870)
Change in other assets and liabilities, net	(565,949)	2,570,898
Net cash used in operating activities	(5,334,319)	(12,453,435)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	13,128,136	21,581,106
Equity securities	36,126,454	5,892,777
Trading securities	17,983	41,708
Mortgage loans	3,655,779	12,270,055
Real estate	12,659,854	8,370,848
Notes receivable	12,329,505	8,639,320
Policy loans	1,752,613	2,503,273
Total proceeds from investments sold and matured	79,670,324	59,299,087
Cost of investments acquired:
Fixed maturities available for sale	(2,614,165)	(4,078,459)
Equity securities	(27,523,161)	(32,991,005)
Trading securities	(32,382)	(30,243)
Mortgage loans	(5,158,911)	(20,634,252)
Real estate	(4,586,280)	(10,960,910)
Notes receivable	(9,030,657)	(8,680,000)
Policy loans	(929,549)	(1,303,246)
Short-term investments	(3,591,885)	0
Total cost of investments acquired	(53,466,990)	(78,678,115)
Sale of property and equipment	0	1,324,647
Net cash provided by (used in) investing activities	26,203,334	(18,054,381)
Cash flows from financing activities:
Policyholder contract deposits	4,555,115	4,466,422
Policyholder contract withdrawals	(5,106,391)	(5,588,394)
Proceeds from notes payable/line of credit	58,500,000	24,000,000
Payments of principal on notes payable/line of credit	(63,500,000)	0
Purchase of treasury stock	(685,808)	(537,379)
Issuance of stock	0	5,005
Noncontrolling contributions/(distributions) of consolidated subsidiary	(128,824)	(76,314)
Net cash provided by (used in) financing activities	(6,365,908)	22,269,340
Net increase (decrease) in cash and cash equivalents	14,503,107	(8,238,476)
Cash and cash equivalents at beginning of year	30,787,278	39,025,754
Cash and cash equivalents at end of year	$45,290,385	$30,787,278

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19).  The pandemic significantly impacted the economic conditions in the U.S. and globally, accelerating during the first half of March 2020, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the U.S. economy.  Over the ensuing months, the economy slowly began to return to a pre-pandemic norm.  At this time, it appears the pandemic is behind us, though there continues to be mutating variants of the virus and regional outbreaks around the world.  The impact of this seems to have been lessened by vaccines and immunity build up.  During this time the Company did not experience any significant slow-down in activities, however, the Company did see an increase in mortality experience. While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2022, Mr. Correll owns or controls directly and indirectly approximately 65% of UTG’s outstanding stock.

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

Property and Equipment - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $2,123,831 at December 31, 2022 and 2021. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years.  Depreciation expense was $0 and $66,517 for the years ended December 31, 2022 and 2021, respectively.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2022 and 2021.

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

Recently Issued Accounting Standards

In December of 2022, the FASB issued Accounting Standards Update No. 2022-05, Financial Services-Insurance (Topic 944): Transition for Sold Contracts. ASU 2022-05 amends transition guidance in ASU No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI), for contracts that have been derecognized because of a sale or disposal of individual or a group of contracts or legal entities before the LDTI effective date. This ASU amends the LDTI transition guidance to allow an insurance entity to make an accounting policy election to exclude certain contracts or legal entities from applying the LDTI guidance when, as of the LDTI effective date, (a) the insurance contracts have been derecognized because of a sale or disposal and (b) the insurance entity has no significant continuing involvement with the derecognized contracts. See below for further analysis regarding ASU No. 2018-12.

In July of 2022, the FASB issued Accounting Standards Update No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 is intended to improve financial reporting for investors and other financial statement users by increasing comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. The amendments in the ASU clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2024 for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

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

Investments in available for sale securities are summarized as follows for the years ended December 31:

2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$18,315,321	$0	$(1,104,146)	$17,211,175
U.S. special revenue and assessments	7,535,018	0	(335,918)	7,199,100
All other corporate bonds	91,429,481	65,529	(7,592,226)	83,902,784
Total	$117,279,820	$65,529	$(9,032,290)	$108,313,059

2021	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$25,312,358	$355,623	$(17,078)	$25,650,903
U.S. special revenue and assessments	7,540,867	982,668	0	8,523,535
All other corporate bonds	95,096,738	11,692,705	0	106,789,443
Total	$127,949,963	$13,030,996	$(17,078)	$140,963,881

The amortized cost and estimated market value of debt securities at December 31, 2022, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale December 31, 2022	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,501,489	$7,393,130
Due after one year through five years	45,914,985	43,837,255
Due after five years through ten years	14,876,371	14,341,653
Due after ten years	22,013,592	19,389,980
Fixed maturities with no single maturity date	26,973,383	23,351,041
Total	$117,279,820	$108,313,059

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

The Company held below investment grade investments with an estimated market value of $0 as of December 31, 2022 and 2021.

The fair value of investments with sustained gross unrealized losses are as follows as of December 31:

2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$17,211,175	(1,104,146)	$0	0	$17,211,175	(1,104,146)
U.S. special revenue and assessments	7,199,100	(335,918)	0	0	7,199,100	(335,918)
All other corporate bonds	80,144,564	(7,592,226)	0	0	80,144,564	(7,592,226)
Total fixed maturities	$104,554,839	(9,032,290)	$0	0	$104,554,839	(9,032,290)

2021	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$4,042,825	(17,078)	$0	0	$4,042,825	(17,078)
Total fixed maturities	$4,042,825	(17,078)	$0	0	$4,042,825	(17,078)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2022
Fixed maturities	57	0	57
As of December 31, 2021
Fixed maturities	3	0	3

Substantially all of the unrealized losses on fixed maturities available for sale at December 31, 2022 and 2021 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  December 31, 2022 and 2021.

Cost Method Investments

The Company held equity investments with an aggregate cost of $15,683,343 and $14,543,343 at December 31, 2022 and 2021, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Based on Management’s evaluation of the equity securities reported at cost, the Company reported an other-than-temporary impairment of $5 million on one security during the fourth quarter of 2022. The other-than-temporary impairment was taken as a result of Management’s assessment and determination of value of the investment.

During 2022 and 2021, the Company acquired $7 million and $0, respectively, in equity securities reported at cost.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2022 was $0 and $0, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2021 was $1,116 and $0, respectively. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

The following table reflects trading securities revenue charged to net investment income for the periods ended December 31:

	2022	2021
Net unrealized gains (losses)	$(1,086)	$2,059
Net realized gains (losses)	(12,197)	20,509
Net unrealized and realized gains (losses)	$(13,283)	$22,568

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

During 2022 and 2021, the Company acquired $5,158,911 and $20,634,252 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2022 and 2021, the maximum and minimum lending rates for mortgage loans were:

	2022		2021
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm loans	5.00%	4.50%	6.00%	4.50%
Commercial loans	7.00%	4.00%	5.50%	4.10%
Residential loans	5.00%	4.15%	5.00%	4.15%

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

A mortgage loan reserve is established and adjusted based on Management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.  The mortgage loan reserve was $0 at December 31, 2022 and 2021.

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2022	2021
In good standing	$30,698,694	$27,102,789
Overdue interest over 90 days	0	2,080,773
Total mortgage loans	$30,698,694	$29,183,562
Total foreclosed loans during the year	$0	$0

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2022 and 2021, no impairments were recognized on the investment real estate.

Note 3 - Fair Value Measurements of the Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 3 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type for the periods ended December 31:

	2022	2021
Raw land	$11,634,472	$14,538,507
Commercial	5,124,847	4,347,423
Residential	3,402,502	3,813,936
Land, minerals and royalty interests	14,772,531	17,048,395
Total investment real estate	$34,934,352	$39,748,261

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2022 and 2021, investments in oil and gas royalties represented 42% and 43%, respectively, of the total investment real estate portfolio. See Note 13 - Concentrations of the Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2022 and 2021, the Company acquired $4,586,280 and $10,960,910 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The valuation allowance as of December 31, 2022 and 2021 was $0. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2022 and 2021, the Company acquired $9,030,657 and $8,680,000 of notes receivable, respectively.

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

During 2022 and 2021, the Company acquired $3,591,885 and $0, respectively, in short-term investments.

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2022	2021
Fixed maturities	$4,153,453	$4,566,293
Equity securities	2,539,579	1,274,147
Trading securities	(13,283)	22,568
Mortgage loans	1,580,647	706,883
Real estate	15,424,260	3,241,689
Notes receivable	933,886	1,558,406
Policy loans	489,823	606,347
Cash and cash equivalents	203,250	2,567
Short-term investments	5,056	0
Total consolidated investment income	25,316,671	11,978,900
Investment expenses	(4,505,200)	(2,928,575)
Consolidated net investment income	$20,811,471	$9,050,325

The following table presents net investment gains (losses) and the change in net unrealized gains on investments for the periods ended December 31:

	2022	2021
Realized gains:
Sales of fixed maturities	$4,683	$55,867
Sales of equity securities	8,986,784	3,142,720
Sales of real estate	5,326,838	2,877,808
Total realized gains	14,318,305	6,076,395
Realized losses:
Sales of fixed maturities	(5,211)	0
Sales of equity securities	(109,636)	(54,742)
Sales of real estate	(34,547)	0
Other-than-temporary impairments	(5,000,000)	(393,455)
Total realized losses	(5,149,394)	(448,197)
Net realized investment gains (losses)	9,168,911	5,628,198
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	33,690,712	14,121,883
Change in fair value of equity securities	33,690,712	14,121,883
Net investment gains (losses)	$42,859,623	$19,750,081
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(27,824,173)	$(7,085,803)
Net increase (decrease)	$(27,824,173)	$(7,085,803)

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

Based on Management’s review of the investment portfolio, the Company recorded the following losses for other-than-temporary impairments in the Consolidated Statements of Operations for the periods ended December 31:

	2022	2021
Other than temporary impairments:
Fixed maturities	$0	$393,455
Equity securities, at cost	5,000,000	0
Total other than temporary impairments	$5,000,000	$393,455

The other-than-temporary impairments recognized during 2022 and 2021 were taken as a result of Management’s assessment and determination of value of the investments. The investments were written down to better reflect their current expected value.

Investments on Deposit

The Company had investments with a fair value of $7,771,724 and $8,401,031 on deposit with various state insurance departments as of December 31, 2022 and 2021, respectively.

Note 3 – Fair Value Measurements

Assets and liabilities recorded at fair value in the Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of three levels based on the observability of valuation inputs:

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used as of December 31:

2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$17,211,175	$0	$0	$0	$17,211,175
U.S. special revenue and assessments	0	7,199,100	0	0	7,199,100
Corporate securities	0	83,902,784	0	0	83,902,784
Total fixed maturities	17,211,175	91,101,884	0	0	108,313,059
Equity securities:
Common stocks	45,999,477	6,651,800	6,720,643	89,434,766	148,806,686
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	45,999,477	6,651,800	7,967,643	89,434,766	150,053,686
Total financial assets	$63,210,652	$97,753,684	$7,967,643	$89,434,766	$258,366,745

Liabilities
Trading Securities	$0	$0	$0	$0	$0

2021	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$25,650,903	$0	$0	$0	$25,650,903
U.S. special revenue and assessments	0	8,523,535	0	0	8,523,535
Corporate securities	0	106,789,443	0	0	106,789,443
Total fixed maturities	25,650,903	115,312,978	0	0	140,963,881
Equity securities:
Common stocks	40,784,660	16,711,180	5,861,486	57,603,597	120,960,923
Preferred stocks	0	21,198	1,247,000	0	1,268,198
Total equity securities	40,784,660	16,732,378	7,108,486	57,603,597	122,229,121
Total financial assets	$66,435,563	$132,045,356	$7,108,486	$57,603,597	$263,193,002

Liabilities
Trading Securities	$(1,116)	$0	$0	$0	$(1,116)

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company during 2022 or 2021.

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

	Equity Securities, Fair Value	Equity Securities, Net Asset Value	Total
Balance at December 31, 2021	$7,108,486	$57,603,597	$64,712,083
Realized gains (losses)	198,125	327,863	525,988
Unrealized gains (losses)	202,208	19,628,294	19,830,502
Purchases	866,668	14,394,717	15,261,385
Sales	(407,844)	(2,519,705)	(2,927,549)
Balance at December 31, 2022	$7,967,643	$89,434,766	$97,402,409

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains (losses) on instruments held at December 31, 2022 and 2021 may include changes in fair value that were attributable to both observable and unobservable inputs.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments and includes only those instruments for which information about the inputs is reasonably available to the Company, such as data from independent third-party valuation service providers and from internal valuation models.
Financial Assets	Fair Value at December 31, 2022	Fair Value at December 31, 2021	Valuation Technique
Common stocks	$89,434,766	$57,603,597	Net Asset Value
Common stocks	7,967,643	7,108,486	Pricing Model
Total	$97,402,409	$64,712,083

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common stocks
Growth equity
Redeemable	$43,724,562	$0	Quarterly	45 days
Non-redeemable	45,710,204	7,779,867	n/a	n/a
Total	$89,434,766	$7,779,867

Investment Category	Fair Value at December 31, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common stocks
Growth equity
Redeemable	$28,546,227	$0	Quarterly	45 days
Non-redeemable	29,057,370	5,288,967	n/a	n/a
Total	$57,603,597	$5,288,967

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments during the years ended December 31, 2022 and 2021.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used as of December 31:

2022	Carrying Amount	Estimated FairValue	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	$15,683,343	$0	0	$15,683,343
Mortgage loans on real estate	30,698,694	29,735,873	0	0	29,735,873
Investment real estate	34,934,352	92,425,241	0	0	92,425,241
Notes receivable	14,424,127	14,812,523	0	0	14,812,523
Policy loans	6,567,434	6,567,434	0	0	6,567,434
Liabilities
Notes payable	19,000,000	19,000,000	0	19,000,000	0

2021	Carrying Amount	Estimated FairValue	Level 1	Level 2	Level 3
Assets
Common stock, at cost	$5,860,000	$5,860,000	$0	$0	$5,860,000
Preferred stock, at cost	8,683,343	8,683,343	0	0	8,683,343
Mortgage loans on real estate	29,183,562	29,183,562	0	0	29,183,562
Investment real estate	39,748,261	96,463,112	0	0	96,463,112
Notes receivable	17,722,976	17,722,976	0	0	17,722,976
Policy loans	7,390,497	7,390,497	0	0	7,390,497
Liabilities
Notes payable	24,000,000	24,000,000	0	24,000,000	0

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. As December 31, 2022, the Company had gross insurance in-force of approximately $897 million of which approximately $184 million was ceded to reinsurers.  As December 31, 2021, the Company had gross insurance in-force of approximately $948 million of which approximately $193 million was ceded to reinsurers.

The Company’s reinsured business is ceded to numerous reinsurers. The Company monitors the solvency of its reinsurers in seeking to minimize the risk of loss in the event of a failure by one of the parties. The Company is primarily liable to the insureds even if the reinsurers are unable to meet their obligations. The primary reinsurers of the Company are large, well-capitalized entities.

Most recently, UG utilized reinsurance agreements with Optimum Re Insurance Company (“Optimum”), and Swiss Re Life and Health America Incorporated (“SWISS RE”).  Optimum and SWISS RE currently hold an “A” (Excellent) and “A+” (Superior) rating, respectively, from A.M. Best, an industry rating company.  The reinsurance agreements were effective December 1, 1993 and covered most new business of UG.  Under the terms of the agreements, UG cedes risk amounts above its retention limit of $100,000 with a minimum cession of $25,000. Ceded amounts are shared equally between the two reinsurers on a yearly renewable term (“YRT”) basis, a common industry method.  The treaty is self-administered; meaning the Company records the reinsurance results and reports them to the reinsurers.

Also, Optimum is the reinsurer of 100% of the accidental death benefits (“ADB”) in force of UG.  This coverage is renewable annually at the Company’s option.  Optimum specializes in reinsurance agreements with small to mid-size carriers such as UG.

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an “A++” (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2022 and 2021.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company’s long-duration reinsurance contracts on premiums earned in 2022 and 2021 were as follows:
	2022	2021
	Premiums Earned	Premiums Earned
Direct	$8,384,604	$9,080,076
Assumed	0	(37)
Ceded	(2,697,382)	(2,680,050)
Net Premiums	$5,687,222	$6,399,989

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

	2022	2021
Cost of insurance acquired, beginning of year	$3,386,501	$4,101,471

Interest accretion	501,324	587,120
Amortization	(1,189,672)	(1,302,090)
Net amortization	(688,348)	(714,970)
Cost of insurance acquired, end of year	$2,698,153	$3,386,501

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

	Interest Accretion	Amortization	Net Amortization
2023	418,722	1,079,979	661,257
2024	339,372	975,187	635,815
2025	263,074	877,240	614,166
2026	189,374	799,520	610,146
2027	116,157	292,926	176,769

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2022	2021
Current tax	$7,054,454	$(32,134)
Deferred tax	2,517,685	2,101,807
Income tax expense	$9,572,139	$2,069,673

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% as of December 31, 2022 and 2021, before income taxes as a result of the following differences:

	2022	2021
Tax computed at statutory rate	$9,226,662	$2,483,215
Changes in taxes due to:
Non-controlling interest	(22,332)	(19,340)
Dividend received deduction	(142,790)	(107,180)
Oil and gas royalty's depletion	(170,123)	(60,969)
Other, including prior year true up	680,722	(226,053)
Income tax expense	$9,572,139	$2,069,673

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2022	2021
Investments	$10,794,061	$12,159,338
Cost of insurance acquired	566,612	711,165
Management/consulting fees	(8,206)	(8,518)
Future policy benefits	(718,338)	(447,958)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other assets (liabilities)	(330,488)	(57,783)
Reserves adjustment	144,158	192,212
Federal tax DAC	(253,151)	(255,550)
Deferred tax liability	$11,582,138	$13,680,396

At December 31, 2022 and 2021, the Company had gross deferred tax assets of $1,808,474 and $1,292,790, respectively, and gross deferred tax liabilities of $13,390,612 and $14,973,186, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2019, 2020, 2021 and 2022.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2022 and 2021, the Company had the following lines of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2021	Borrowings	Repayments	December 31, 2022
Lines of Credit:
UTG	11/20/2013	11/20/2023	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/6/2023	25,000,000	24,000,000	58,500,000	63,500,000	19,000,000

The UTG line of credit carries interest at a fixed rate of 6.500% and is payable monthly. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $22,250,086. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 4.42%. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.

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

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies.  Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength.  Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the consolidated financial statements, though the Company has no control over such assessments.

The following table represents the total funding commitments and the unfunded commitment as of December 31, 2022 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	92,034
Sovereign's Capital, LP Fund III	3,000,000	505,453
Garden City Companies, LLC	2,000,000	1,090,531
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,620,000
QCC Investment Co., LLC	1,500,000	150,000
Great American Media Group, LLC	4,000,000	2,510,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	150,967
PBEX, LLC	2,000,000	49,343
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	2,188,539
Elisha's Properties, LLC	1,096,750	491,823
Granite Shoals Music, LLC	6,500,000	5,633,332
Legacy Venture XI, LLC	2,000,000	1,920,000
SFR X Holdings, LLC	1,550,000	1,550,000

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

During 2022, the Company committed to fund a collateral loan for PBEX, LLC (“PBEX”). PBEX makes draw requests on the loan as funds are needed to fund the operating needs of the Company.

During 2022, the Company committed to invest in Sovereign’s Capital Lower Middle Market Fund II, LP (“Sovereign’s LMM”), which invests in companies in emerging markets. Sovereign’s LMM makes capital calls to investors as funds are needed.

During 2022, the Company committed to invest in Elisha’s Properties, LLC (“Elisha’s”), which investment in real estate properties. Elisha’s makes capital calls as funds are needed.

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

During 2022, the Company issued a letter of credit to SFR X Holdings, LLC (“SFR”). SFR will make draw requests on the loan as funds are needed to meet the operational needs of the LLC.

Note 9 – Shareholders’ Equity

Stock Repurchase Program - The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2022, the Company repurchased 24,308 shares through the stock repurchase program for $685,808. Through December 31, 2022, UTG has spent $19,309,437 in the acquisition of 1,326,213 shares under this program.

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

In December of 2022, the Company issued 4,485 shares of its common stock as compensation to the Directors. The shares were valued at $25.06 per share, the market value at the date of issue. During 2022, the Company recorded $112,394 in operating expense related to the stock issuance.  In December of 2021, the Company issued 4,269 shares of its common stock as compensation to the Directors. The shares were valued at $27.50 per share, the market value at the date of issue. During 2021, the Company recorded $117,398 in operating expense related to the stock issuance.

Other Compensation - During 2022, the Company issued 17,963 shares of stock to management and employees as compensation at a cost of $486,798.  During 2021, The Company issued 6,294 shares of stock to management and employees as compensation at a cost of $170,537.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2022	2021
Basic weighted average shares outstanding	3,167,719	3,171,919
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,167,719	3,171,919

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2022 and 2021, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions - Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2022, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $3 million and $5 million to UTG in 2022 and 2021, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2022 and 2021 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2022	2021
Net income	$18,782,335	$450,976
Capital and surplus	93,269,301	64,726,088

Note 11 – Related Party Transactions

The articles of incorporation of UG contain the following language under item 12 relative to related party transactions:

A director shall not be disqualified from-dealing with or contracting with the corporation as vendor, purchaser; employee, agent or otherwise; nor, in the absence of fraud, shall any transaction or contract or act of this corporation be void or in any way affected or invalidated by the fact that any director or any firm of which any director is a member or any corporation of which any director is a shareholder, director or officer is in any way interested in such transaction or contract or act, provided the fact that such director or such firm or such corporation so interested shall be disclosed or shall be known to the Board of Directors or such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction or act shall be taken: nor shall any such director be accountable or responsible to the company for or in respect to such transaction or contract or act of. this corporation or for any gains or profits realized by him by reason of the fact that he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer is interested in such action or contract; and any such director may be counted in determining the existence of a quorum of any meeting of the Board of Directors of the company which shall authorize or take action in respect to any such contract or transaction or act and may vote thereat to authorize, ratify, or approve any such contract or transaction or act, with like force and effect as if he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer were not interested in such transaction or contract or act.

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,137 during 2022 and 2021.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2022 and 2021, UTG paid $553,533 and $248,977 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2022 and 2021, UG paid $7,862,902 and $6,824,829, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $24,146 and $23,508 in servicing fees and $0 and $48,901 in origination fees to FSNB during 2022 and 2021, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $895,317 and $895,100 in 2022 and 2021, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities owned or associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2022 and 2021, the Company received reimbursements of $1,134,315 and $947,689, respectively.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2022 and 2021.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $79,674 and $111,869 as of December 31, 2022 and 2021, respectively.

During 2022, FSF sold all of its membership interest in three limited liability companies (“LLC”) to a wholly-owned subsidiary of UTG at a price of $1 per entity. The three LLCs are listed on the Company’s organization chart as wholly-owned subsidiaries of Stanford Wilderness Road, LLC.

During 2021, UG purchased several real estate parcels from FSF at a cost of $1,502,035. UG also purchased one real estate parcel from FSNB in 2021 at a cost of $80,000.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2022	2021
Interest	$83,995	$785
Federal income tax	1,890,000	1,202,000

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2022 and 2021, approximately 50% and 51%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in-force at December 31, 2022 and 2021.  Insurance ceded represented 40% and 36% of premium income for 2022 and 2021, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.
The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 31% and 22% of the Company’s total invested assets at December 31, 2022 and 2021, respectively. The following table provides an allocation of the oil and gas investments by type as of December 31:

2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,060,710	$1,060,710
Equity securities, at fair value	93,811,806	0	93,811,806
Investment real estate	14,772,536	0	14,772,536
Notes receivable	1,950,657	0	1,950,657
Total	$110,534,999	$1,060,710	$111,595,709

2021	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,249,040	$1,249,040
Equity securities, at fair value	60,932,033	0	60,932,033
Investment real estate	16,351,500	0	16,351,500
Notes receivable	5,000,000	0	5,000,000
Total	$82,283,533	$1,249,040	$83,532,573

As of December 31, 2022 and 2021, the Company owned two equity securities that represented approximately 50% and 53%, respectively, of the total investments associated with the oil and gas industry.

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2022, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2022, the Board met four times.  During 2022, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board, except for April R. Chapman, who attended 50% of all meetings. Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2022 annual shareholders’ meeting, except for April R. Chapman and Peter L. Ochs.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG’s independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met four times in 2022.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meets the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Dayton and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion. The Compensation Committee met one time in 2022.

On February 21, 2023 Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, will assume the title of President initially. This information was filed on Form 8-K with the SEC on February 24, 2023.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2022, the Board consisted of ten Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting. As of February 21, 2023, the Board of Directors consisted of nine Directors due to the resignation and retirement of James Rousey.

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

The Board of Directors has provided a process for shareholders to send communications directly to the Board.  These communications can be sent to Jesse Correll, Chairman of the Board, CEO, and President of UTG, at the corporate headquarters at 205 North Depot Street, Stanford, Kentucky 40484.

Our Board of Directors is led by Jesse Correll, our Chairman of the Board, CEO, and President.  The decision as to who should serve as Chairman of the Board, and who should serve as Chief Executive Officer, and whether those offices should be combined or separate, is properly the responsibility of our Board of Directors.  The Board of Directors believes that the most effective leadership structure for us at this time is for Mr. Correll to serve as both Chairman of the Board and Chief Executive Officer.  Our Board does not have a lead independent director and does not believe that designating a lead independent director would be necessary or helpful at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2022.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2022 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
April R. Chapman, 57

Mrs. Chapman is the CEO of Generous Giving, an organization focused on inspiring generosity that shapes our culture and impacts the world for extraordinary good. Previously, April worked in the tech industry for 20 years including a tenure at Microsoft. April left Microsoft to start a consulting firm to advise non-profits on Internet strategy. April serves on several non-profit boards including Praxis, Impact Foundation and National Christian Foundation Northwest. She was also previously the Co-Chair of the World Vision Innovation Fund. April holds an Oxford Diploma in Strategy & Innovation and a BS in Computer Science from UC, Irvine.

Jesse T. Correll, 66

Chairman of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman of First Southern Bancorp, Inc. since 1988; CEO of First Southern Bancorp, Inc. from 1988-2015; Manager and President of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009; the National Christian Foundation since 2006; Centre Board of Trustees from 2015 to 2022; and Cumberland Lake Shell, Inc. since 2017.

Preston H. Correll, 42

Founder of Marksbury Farm Market based in Bryantsville, Kentucky. He also owns and operates St. Asaph Farm in Stanford, Kentucky and focuses on sustainable farming and raising natural meat.  He spent a year and a half in India working with the Good Samaritans ministry and now serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 34

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

Thomas F Darden, II, 68

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

Howard L. Dayton, Jr., 79

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

Thomas E. Harmon, 68

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

Gabriel J. Molnar, 36

Mr. Molnar is the Chief Financial Officer at Capstone Realty Inc., a commercial real estate development company in Louisville, Kentucky.  Mr. Molnar is a licensed CPA and real estate broker in Kentucky. Prior to Capstone, Mr. Molnar worked as a Financial Analyst with Procter & Gamble and as a public company auditor and healthcare consultant with PricewaterhouseCoopers.  Mr. Molnar received a MBA from the Owen Graduate School of Management at Vanderbilt University and is also a graduate of Asbury University in Wilmore, Kentucky.

Peter L. Ochs, 71

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

James P. Rousey, 64

As of the date of this Form 10-K, Mr. Rousey was the President of UTG and Universal Guaranty Life Insurance Company since September 2006; Director of UTG and Universal Guaranty Life Insurance Company since September 2001; Chief Executive Officer of First Southern Bancorp, Inc. since 2016; Chair of ACLI Forum 500 from 2015-2016; Member of Board of Governors of ACLI from 2014 to 2017; Regional CEO and Director of First Southern National Bank from 1988 to 2001. Board Member with the Illinois Fellowship of Christian Athletes from 2001-2005; Board Member with Contact Ministries from 2007-2011; Board Member with Amigos En Cristo, Inc. from 2007-2009; Advisory Board Member with Natalie’s Sister since 2018; Board Member with Hustonville Cemetery since 2019; Serge Board Member since 2019.

On February 21, 2023 Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, will assume the title of President initially. This information was filed on Form 8-K with the SEC on February 24, 2023.

Executive Officers of UTG

More detailed information on the following executive officers of UTG appears under “Directors”:

Jesse T. Correll	Chairman of the Board, Chief Executive Officer, and President
James P. Rousey	Former President (Resigned and retired effective February 21, 2023)

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 60

 Senior Vice President and Chief Financial Officer of UTG, Inc. and Universal Guaranty Life Insurance Company since 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; and Chief Financial Officer of First Southern Bancorp, Inc. and First Southern National Bank since 2016.

Douglas P. Ditto, 67

Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Executive Vice President of First Southern Bancorp, Inc. since March 1985.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct for our Directors, officers (including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, and persons performing similar function) and employees.  The Code of Business Conduct and Ethics is available to our shareholders by requesting a free copy of the Code of Business Conduct and Ethics by writing to us at UTG, Inc., 205 North Depot Street, Stanford, Kentucky 40484.

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG’s Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG’s last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2022	$217,500	$2	$199,998	$11,681	$429,181
	2021	195,000	150,000	0	7,725	352,725
James P. Rousey President	2022	130,000	125,000	50,000	6,962	311,962
	2021	115,000	150,000	0	4,525	269,525
Douglas P. Ditto Vice President	2022	187,500	15	174,985	9,984	372,484
	2021	161,250	15	149,985	6,356	317,606

(1)	Stock awards in the form of an annual bonus of 15,682 and 4,511 shares were issued in 2022 and 2021, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective January 1, 2018 a new compensation arrangement was approved whereby each outside Director annually receives $5,000 as a retainer and $2,500 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG’s Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$0	$0	$0	$0
James P. Rousey, President	0	0	0	0
April R. Chapman, Director	0	10,000	0	10,000
Preston H. Correll, Director	0	15,000	0	15,000
John M. Cortines, Director	0	15,000	0	15,000
Thomas F. Darden, II, Director	0	15,000	0	15,000
Howard L. Dayton, Director	0	15,000	2,500	17,500
Thomas E. Harmon, Director	0	15,000	0	15,000
Gabriel J. Molnar, Director	0	15,000	1,000	16,000
Peter L. Ochs, Director	0	12,500	0	12,500

(1) Market value of stock on earned date was $25.06 per share.
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

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	146,505	3)(5	4.6%
Stock, no	First Southern Bancorp, Inc.	1,406,785	3)(4)(5	44.1%
par value	First Southern Funding, LLC	400,000	3)(4)(5	12.5%
	First Southern Holdings, LLC	1,201,876	3)(4)(5	37.7%
	WCorrell, Limited Partnership	72,750	3)(5	2.3%
	Cumberland Lake Shell, Inc.	128,750	(5)	4.0%

(1) The percentage of shares owned is based on 3,190,306 shares of Common Stock outstanding as of February 1, 2023.
(2) The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484. The address for Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3) The share ownership of Jesse Correll listed includes 73,755 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 74% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 44%, companies he controls own approximately 16%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2022, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2023 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	April R. Chapman	Redmond, WA	1,129		*
Common	Jesse T. Correll	Stanford, KY	2,082,040	(2)	65.3%
Stock, no	Preston H. Correll	Stanford, KY	2,276	(3)	*
Par value	John M. Cortines	Georgetown, TN	4,911	(4)	*
	Thomas F. Darden, II	Raleigh, NC	62,892		2.0%
	Howard L. Dayton, Jr.	Sanford, FL	10,591	(5)	*
	Douglas P. Ditto	Danville, KY	50,394	(6)	1.6%
	Thomas E. Harmon	Springfield, IL	3,437		*
	Theodore C. Miller	Stanford, KY	15,292		*
	Gabriel J. Molnar	Louisville, KY	2,861		*
	Peter L. Ochs	Valley Center, KS	7,495	(7)	*
	James P. Rousey	Hustonville, KY	14,509	(8)	*
	All Directors and executive officers as a group (twelve in number)		2,257,827		70.6%

* Less than 1

(1) The percentage of outstanding shares for UTG is based on 3,190,306 shares of Common Stock outstanding as of February 1, 2023.
(2) The share ownership of Jesse Correll listed includes 73,755 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 74% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 44%, companies he controls own approximately 16%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.
(3) Includes 3 shares held in street name.
(4) Includes 848 shares held in spouse’s IRA and 1,881 shares held in street name.
(5) Includes 473 shares held in street name.
(6) Includes 1,600 shares held in a retirement account, 800 shares in street name, and 2,000 shares held by each of his children, and 1,000 held by a third child.
(7) Includes 2,000 shares held in a trust for benefit of named individual.
(8) Includes 2,077 shares held in street name.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,137 during 2022 and 2021. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2022 and 2021, UTG paid $553,533 and $248,977 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2022 and 2021, UG paid $7,862,902 and $6,824,829, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $24,146 and $23,508 in servicing fees and $0 and $48,901 in origination fees to FSNB during 2022 and 2021, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $895,317 and $895,100 in 2022 and 2021, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2022 and 2021, the Company received reimbursements of $1,134,315 and $947,689, respectively.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, 8,000 two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,0002,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,00024,000 to FSNB in 2022 and 2021.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $79,674 and $111,869 as of December 31, 2022 and 2021, respectively.

During 2022, FSF sold all of its membership interest in limited liability companies (“LLC”) to a wholly-owned subsidiary of UTG at a price of $1 per entity. The three LLCs are listed on the Company’s organization chart as wholly-owned subsidiaries of Stanford Wilderness Road, LLC.

During 2021, UG purchased several real estate parcels from FSF at a cost of $1,502,035. UG also purchased one real estate parcel from FSNB in 2021 at a cost of $80,000.

Item 14. Principal Accountant Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Brown Smith Wallace, LLP (“BSW”) as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021.

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

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2022 and 2021 totaled $120,000 and $123,050 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $34,500 and $33,000 for the years 2022 and 2021, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from Armanino for the years ended December 31, 2022 and 2021.

Tax Fees – For the years ended December 31, 2022 and 2021, the Company paid $16,500 and $21,750, respectively, to Armanino relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2022 and 2021, the Company paid no other fees to Armanino.

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

*10.13	Promissory Note dated November 20, 2022, between UTG, Inc. and Illinois National Bank.
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

10.17

Amendment #3 to the Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2019.
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.17].

*14.1	Code of Ethics and Business Conduct
*14.2	Code of Ethical Conduct for Senior Financial Officers
*21.1	List of Subsidiaries of the Registrant.
*23	Consent of Armanino LLP independent registered accounting firm
*31.1	Certificate of Jesse T. Correll, Chairman of the Board Chief Executive Officer, and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chairman of the Board, Chief Executive Officer, and President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*99.1	Audit Committee Charter.
*99.2	Whistleblower Policy
*99.3	Compensation Committee Charter.
*99.4	Investment Committee Charter.
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, UTG, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTG, Inc.

By:	/s/ Jesse T. Correll
Jesse T. Correll
Chief Executive Officer and President

Date: March 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ April R. Chapman	By: /s/ Howard L. Dayton
April R. Chapman Director	Howard L. Dayton Director

By: /s/ Jesse T. Correll	By: /s/ Thomas E. Harmon
Jesse T. Correll Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	Thomas E. Harmon Director

By: /s/ Preston H. Correll	By: /s/ Gabriel J. Molnar
Preston H. Correll Director	Gabriel J. Molnar Director

By: /s/ John M. Cortines	By: /s/ Peter L. Ochs
John M. Cortines Director	Peter L. Ochs Director

By:	By: /s/ Theodore C. Miller
Thomas F. Darden II Director	Theodore C. Miller Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)