Form 10-Q
period 2023-03-31
UTG INC
filed 2023-05-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2023 was 3,187,284.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $117,312,884 and $117,279,820)	$111,140,163	$108,313,059
Equity securities, at fair value (cost $77,544,766 and $77,015,688)	141,927,670	150,053,686
Equity securities, at cost	15,683,343	15,683,343
Mortgage loans on real estate at amortized cost	29,341,107	30,698,694
Investment real estate	34,675,349	34,934,352
Notes receivable	15,665,605	14,424,127
Policy loans	6,495,606	6,567,434
Short-term investments	3,638,309	3,596,941
Total investments	358,567,152	364,271,636

Cash and cash equivalents	28,282,905	45,290,385
Accrued investment income	1,061,292	1,371,677
Reinsurance receivables:
Future policy benefits	24,305,264	24,318,030
Policy claims and other benefits	4,282,737	4,638,857
Cost of insurance acquired	2,532,839	2,698,153
Other assets	586,420	4,945,627
Total assets	$419,618,609	$447,534,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$228,377,562	$229,582,664
Policy claims and benefits payable	3,460,941	4,072,879
Other policyholder funds	320,658	318,096
Dividend and endowment accumulations	14,812,137	14,802,746
Income taxes payable	4,066,348	4,189,081
Deferred income taxes	10,250,018	11,582,138
Notes payable	0	19,000,000
Other liabilities	4,887,117	5,958,385
Total liabilities	266,174,781	289,505,989

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,187,708 and 3,164,809 shares outstanding	3,189	3,166
Additional paid-in capital	33,268,111	32,693,972
Retained earnings	124,592,860	131,989,352
Accumulated other comprehensive income (loss)	(4,904,294)	(7,111,586)
Total UTG shareholders' equity	152,959,866	157,574,904
Noncontrolling interests	483,962	453,472
Total shareholders' equity	153,443,828	158,028,376
Total liabilities and shareholders' equity	$419,618,609	$447,534,365

* Balance sheet audited at December 31, 2022.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenue:
Premiums and policy fees	$2,057,181	$2,153,061
Ceded reinsurance premiums and policy fees	(517,811)	(646,149)
Net investment income	3,318,165	4,459,368
Other income	36,585	61,323
Revenue before net investment gains (losses)	4,894,120	6,027,603
Net investment gains (losses):
Other realized investment gains, net	716,300	4,780,149
Change in fair value of equity securities	(8,645,474)	8,154,629
Total net investment gains (losses)	(7,929,174)	12,934,778
Total revenue	(3,035,054)	18,962,381

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,649,024	4,660,797
Ceded reinsurance benefits and claims	(613,361)	(987,431)
Annuity	251,632	263,042
Dividends to policyholders	86,998	87,159
Commissions and amortization of deferred policy acquisition costs	(27,856)	(25,669)
Amortization of cost of insurance acquired	165,314	172,087
Operating expenses	2,271,876	2,918,323
Interest expense	13,923	11,974
Total benefits and other expenses	5,797,550	7,100,282

Income (loss) before income taxes	(8,832,604)	11,862,099
Income tax expense (benefit)	(1,920,852)	2,643,062

Net income (loss)	(6,911,752)	9,219,037

Net income attributable to noncontrolling interests	(30,490)	(26,714)

Net income (loss) attributable to common shareholders	$(6,942,242)	$9,192,323

Amounts attributable to common shareholders
Basic income (loss) per share	$(2.18)	$2.90

Diluted income (loss) per share	$(2.18)	$2.90

Basic weighted average shares outstanding	3,189,100	3,171,087

Diluted weighted average shares outstanding	3,189,100	3,171,087

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net income (loss)	$(6,911,752)	$9,219,037

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	2,810,499	(9,184,559)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(586,749)	1,928,757
Unrealized holding gains (losses) arising during period, net of tax	2,223,750	(7,255,802)

Less reclassification adjustment for (gains) losses included in net income	(20,833)	(4,369)
Tax expense (benefit) for gains included in net income (loss)	4,375	918
Reclassification adjustment for (gains) losses included in net income, net of tax	(16,458)	(3,451)
Subtotal: Other comprehensive income (loss), net of tax	2,207,292	(7,259,253)

Comprehensive income (loss)	(4,704,460)	1,959,784

Less comprehensive income attributable to noncontrolling interests	(30,490)	(26,714)

Comprehensive income (loss) attributable to UTG, Inc.	$(4,734,950)	$1,933,070

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended March 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2022	$3,166	$32,693,972	$131,989,352	$(7,111,586)	$453,472	$158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	27	674,363	0	0	0	674,390
Treasury shares acquired	(4)	(100,224)	0	0	0	(100,228)
Net income (loss) attributable to common shareholders	0	0	(6,942,242)	0	0	(6,942,242)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	2,207,292	0	2,207,292
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	30,490	30,490
Balance at March 31, 2023	$3,189	$33,268,111	$124,592,860	$(4,904,294)	$483,962	$153,443,828

Three Months Ended March 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders' Equity

Balance at December 31, 2021	$3,167	$32,780,587	$97,731,347	$10,253,151	$476,555	$141,244,807
Common stock issued during year	18	486,779	0	0	0	486,797
Treasury shares acquired	(9)	(267,424)	0	0	0	(267,433)
Net income attributable to common shareholders	0	0	9,192,323	0	0	9,192,323
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(7,259,253)	0	(7,259,253)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(3)	(3)
Gain attributable to noncontrolling interest	0	0	0	0	26,714	26,714
Balance at March 31, 2022	$3,176	$32,999,942	$106,923,670	$2,993,898	$503,266	$143,423,952

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,911,752)	$9,219,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	(92,439)	(48,692)
Realized investment gains (losses), net	(716,300)	(4,780,149)
Change in fair value of equity securities	8,645,474	(8,154,629)
Unrealized trading (gains) losses included in income	0	470
Realized trading (gains) losses included in income	0	2,516
Amortization of cost of insurance acquired	165,314	172,087
Depreciation and depletion	174,692	327,883
Stock-based compensation	674,390	486,797
Charges for mortality and administration of universal life and annuity products	(1,448,416)	(1,500,108)
Interest credited to account balances	921,074	948,325
Change in accrued investment income	310,385	286,260
Change in reinsurance receivables	368,886	(21,913)
Change in policy liabilities and accruals	(1,431,856)	(1,067,549)
Change in income taxes receivable (payable)	(122,733)	1,049,842
Change in other assets and liabilities, net	1,459,816	904,101
Net cash provided by (used in) operating activities	1,996,535	(2,175,722)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	20,833	6,021,700
Equity securities	958,779	2,517,691
Trading securities	0	9,501
Mortgage loans	984,587	281,974
Real estate	2,046,096	6,573,943
Notes receivable	66,622	3,844,443
Policy loans	280,253	275,914
Short-term investments	9,740,815	0
Total proceeds from investments sold and matured	14,097,985	19,525,166
Cost of investments acquired:
Fixed maturities available for sale	0	(50,000)
Equity securities	(1,393,053)	(3,913,832)
Trading securities	0	(8,311)
Mortgage loans	0	(1,546,165)
Real estate	(1,375,010)	(1,680,959)
Notes receivable	(1,478,100)	(2,060,657)
Policy loans	(208,423)	(207,030)
Short-term investments	(9,701,297)	0
Total cost of investments acquired	(14,155,883)	(9,466,954)
Net cash provided by (used in) investing activities	(57,898)	10,058,212

Cash flows from financing activities:
Policyholder contract deposits	1,110,855	1,278,889
Policyholder contract withdrawals	(956,744)	(1,416,469)
Payments of principal on notes payable/line of credit	(19,000,000)	(14,000,000)
Purchase of treasury stock	(100,228)	(267,433)
Non controlling contributions (distributions) of consolidated subsidiary	0	(3)
Net cash used in financing activities	(18,946,117)	(14,405,016)
Net increase (decrease) in cash and cash equivalents	(17,007,480)	(6,522,526)
Cash and cash equivalents at beginning of period	45,290,385	30,787,278
Cash and cash equivalents at end of period	$28,282,905	$24,264,752

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2023, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company’s results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At March 31, 2023, Mr. Correll owns or controls directly and indirectly approximately 65.32% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2023, there were no additions to or changes in the critical accounting policies disclosed in the 2022 Form 10-K., except for the following:

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $545,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $30,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss").

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

March 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$18,316,435	$9,960	$(878,737)	$17,447,658
U.S. special revenue and assessments	7,533,538	0	(252,944)	7,280,594
All other corporate bonds	91,462,911	122,423	(5,173,423)	86,411,911
	$117,312,884	$132,383	$(6,305,104)	$111,140,163

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$18,315,321	$0	$(1,104,146)	$17,211,175
U.S. special revenue and assessments	7,535,018	0	(335,918)	7,199,100
All other corporate bonds	91,429,481	65,529	(7,592,226)	83,902,784
	$117,279,820	$65,529	$(9,032,290)	$108,313,059

The amortized cost and estimated market value of debt securities at March 31, 2023, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale March 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$12,500,225	$12,361,315
Due after one year through five years	42,509,179	41,076,248
Due after five years through ten years	13,246,696	12,922,869
Due after ten years	21,973,971	20,274,940
Fixed maturities with no single maturity date	27,082,813	24,504,791
Total	$117,312,884	$111,140,163

The fair value of investments with sustained gross unrealized losses are as follows:

March 31, 2023	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$2,931,390	(69,182)	13,004,388	(809,555)	15,935,778	$(878,737)
U.S. Special Revenue and Assessments	7,280,594	(252,944)	0	0	7,280,594	(252,944)
All other corporate bonds	54,985,073	(3,345,310)	25,321,763	(1,828,113)	80,306,836	(5,173,423)
Total fixed maturities	$65,197,057	(3,667,436)	38,326,151	(2,637,668)	103,523,208	$(6,305,104)

December 31, 2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$17,211,175	(1,104,146)	0	0	17,211,175	$(1,104,146)
U.S. special revenue and assessments	7,199,100	(335,918)	0	0	7,199,100	(335,918)
All other corporate bonds	80,144,564	(7,592,226)	0	0	80,144,564	(7,592,226)
Total fixed maturities	$104,554,839	(9,032,290)	0	0	104,554,839	$(9,032,290)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2023
Fixed maturities	34	19	53
As of December 31, 2022
Fixed maturities	57	0	57

Substantially all of the unrealized losses on fixed maturities at March 31, 2023 and December 31, 2022 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  March 31, 2023 and December 31, 2022.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2023	2022
Realized gains:
Sales of fixed maturities	$20,833	$4,369
Sales of equity securities	85,184	385,358
Sales of real estate	586,774	4,458,442
Sales of short-term investments	23,509	0
Total realized gains	716,300	4,848,169
Realized losses:
Sales of equity securities	0	(68,020)
Total realized losses	0	(68,020)
Net realized investment gains (losses)	716,300	4,780,149
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(8,645,474)	8,154,629
Change in fair value of equity securities	(8,645,474)	8,154,629
Net investment gains (losses)	$(7,929,174)	$12,934,778
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$2,810,499	$(9,184,559)
Net increase (decrease)	$2,810,499	$(9,184,559)

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

The Company did not recognize any other-than-temporary impairments during the three months ended March 31, 2023 and 2022.

Cost Method Investments

The Company held equity investments with an aggregate cost of $15,683,343 at March 31, 2023 and December 31, 2022.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at March 31, 2023.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2023 was $0. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2022 was $00. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2023	2022
Net unrealized gains (losses)	$0	$(470)
Net realized gains (losses)	0	(2,516)
Net unrealized and realized gains (losses)	$0	$(2,986)

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

During the three months ended March 31, 2023 and 2022, the Company acquired $0 and $1,546,165 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2023 and 2022, the maximum and minimum lending rates for mortgage loans were:

	2023		2022
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	4.50%	5.00%	4.50%
Commercial Loans	7.00%	4.00%	7.00%	4.00%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	March 31, 2023	December 31, 2022
Farm	$378,652	$383,278
Commercial	29,126,723	30,102,775
Residential	210,732	212,641
Total mortgage loans	29,716,107	30,698,694
Less allowance for credit losses	(375,000)	0
Total mortgage loans, net	$29,341,107	$30,698,694

There were no past due loans as of March 31, 2023 and December 31, 2022.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the three months ended March 31, 2023 and 2022 the Company acquired  $1,478,100 and $2,060,657 of notes receivable, respectively.

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

Similar to the mortgage loans, FSNB services the notes receivable. The Company, and the participants in the notes, share in the risk of loss associated with the terms of the note with the borrower, based upon their ownership percentage in the note.  The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	March 31, 2023	December 31, 2022
Notes receivable	$15,835,605	$14,424,127
Less allowance for credit losses	(170,000)	0
Total notes receivable, net	$15,665,605	$14,424,127

Allowance for Credit Losses - Loans

The allowance for credit losses is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses represents Management's estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by Management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measured expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments - mortgage loans on real estate and notes receivable.

The allowance for credit losses calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for risk tolerance, loan review and audit results, asset quality and portfolio trends, industry concentrations, external factors and economic conditions.

Loans that do not share risk characteristics are evaluated on an individual bases, When Management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.

Allowance for Credit Losses - Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company's consolidated balance sheets.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2023, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	March 31, 2023	December 31, 2022
Raw land	$10,629,833	$11,634,472
Commercial	5,919,337	5,124,847
Residential	3,777,470	3,402,502
Land, minerals and royalty interests	14,348,709	14,772,531
Total investment real estate	$34,675,349	$34,934,352

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of March 31, 2023 and December 31, 2022, investments in oil and gas royalties represented 41% and 42%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the three months ended  March 31, 2023 and 2022, the Company acquired $1,375,010 and $1,680,959 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2023 and 2022, the Company acquired $9,701,297 and $0, respectively, in short-term investments.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
March 31, 2023	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$17,447,658	$0	$0	$0	$17,447,658
U.S. special revenue and assessments	0	7,280,594	0	0	7,280,594
Corporate securities	0	86,411,911	0	0	86,411,911
Total fixed maturities	17,447,658	93,692,505	0	0	111,140,163
Equity securities:
Common stocks	44,683,111	5,790,825	6,797,520	83,409,214	140,680,670
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	44,683,111	5,790,825	8,044,520	83,409,214	141,927,670
Total financial assets	$62,130,769	$99,483,330	$8,044,520	$83,409,214	$253,067,833

December 31, 2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$17,211,175	$0	$0	$0	$17,211,175
U.S. special revenue and assessments	0	7,199,100	0	0	7,199,100
Corporate securities	0	83,902,784	0	0	83,902,784
Total fixed maturities	17,211,175	91,101,884	0	0	108,313,059
Equity securities:
Common stocks	45,999,477	6,651,800	6,720,643	89,434,766	148,806,686
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	45,999,477	6,651,800	7,967,643	89,434,766	150,053,686
Total financial assets	$63,210,652	$97,753,684	$7,967,643	$89,434,766	$258,366,745

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the three months ended March 31, 2023.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2022	$7,967,643	$89,434,766	$97,402,409
Realized gains (losses)	0	0	0
Unrealized gains (losses)	160,002	(6,569,526)	(6,409,524)
Purchases	0	632,745	632,745
Sales	(83,125)	(88,771)	(171,896)
Balance at March 31, 2023	$8,044,520	$83,409,214	$91,453,734

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2023 and December 31, 2022 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at March 31, 2023	Fair Value at December 31, 2022	Valuation Technique
Equities	$83,409,214	$89,434,766	Net Asset Value
Equities	8,044,520	7,967,643	Pricing Model
Total	$91,453,734	$97,402,409

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at March 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$36,743,972	$0	Quarterly	45 days
Non-Redeemable	46,665,242	7,154,915	n/a	n/a
Total	$83,409,214	$7,154,915

Investment Company	Fair Value at December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$43,724,562	$0	Quarterly	45 days
Non-Redeemable	45,710,204	7,779,867	n/a	n/a
Total	$89,434,766	$7,779,867

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at March 31, 2023 or December 31, 2022.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
March 31, 2023	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	15,683,343	0	0	15,683,343
Mortgage loans on real estate	29,341,107	28,144,052	0	0	28,144,052
Investment real estate	34,675,349	83,589,276	0	0	83,589,276
Notes receivable	15,665,605	16,047,705	0	0	16,047,705
Policy loans	6,495,606	6,495,606	0	0	6,495,606
Liabilities
Notes payable	0	0	0	0	0

	Carrying	Estimated
December 31, 2022	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	15,683,343	0	0	15,683,343
Mortgage loans on real estate	30,698,694	29,735,873	0	0	46,906,538
Investment real estate	34,934,352	92,425,241	0	0	92,425,241
Notes receivable	14,424,127	14,812,523	0	0	14,812,523
Policy loans	6,567,434	6,567,434	0	0	6,567,434
Liabilities
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2022	Borrowings	Repayments	March 31, 2023
Lines of Credit:
UTG	11/20/2013	11/20/2023	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/6/2023	25,000,000	19,000,000	0	19,000,000	0

The UTG line of credit carries interest at a fixed rate of 6.500% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19,995,060. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total  repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2023, the Company repurchased 4,012 shares through the stock repurchase program for $100,228. Through March 31, 2023, UTG has spent $19,409,665 in the acquisition of 1,330,225 shares under this program.

During 2023, the Company issued 26,911 shares of stock to management and employees as compensation at a cost of $674,390. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2023 and 2022, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of March 31, 2023 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	76,732
Sovereign's Capital, LP Fund III	3,000,000	505,453
Garden City Companies, LLC	2,000,000	1,070,546
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,620,000
QCC Investment Co., LLC	1,500,000	150,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	4,062
PBEX, LLC	2,000,000	49,343
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	1,695,779
Elisha's Properties, LLC	1,096,750	491,823
Granite Shoals Music, LLC	6,500,000	5,633,332
Legacy Venture XI, LLC	2,000,000	1,920,000
SFR X Holdings, LLC	1,550,000	1,550,000

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

During 2022, the Company issued a letter of credit to SFR X Holdings, LLC ("SFR"). SFR will make draw requests on the loan as funds are needed to meet the operational needs of the LLC.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2023	2022
Interest	$41,916	$11,809
Federal income tax	0	0

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of March 31, 2023 and 2022, approximately 50% and 46%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at March 31, 2023 and  December 31, 2022, respectively.  Insurance ceded represented 29% and 38% of premium income for the three months ended March 31, 2023 and 2022, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 26% and 31% of the Company’s total invested assets as of March 31, 2023 and December 31, 2022, respectively. The following table provides an allocation of the oil and gas investments by type.

March 31, 2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,077,350	$1,077,350
Equity securities, at fair value	83,769,653	0	83,769,653
Investment real estate	14,348,714	0	14,348,714
Notes receivable	1,950,859	0	1,950,859
Total	$100,069,226	$1,077,350	$101,146,576

December 31, 2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,060,710	$1,060,710
Equity securities, at fair value	93,811,806	0	93,811,806
Investment real estate	14,772,536	0	14,772,536
Notes receivable	1,950,657	0	1,950,657
Total	$110,534,999	$1,060,710	$111,595,709

At March 31, 2023 and December 31, 2022, the Company owned two equity securities that represented approximately 45% and 50%, respectively, of the total investments associated with the oil and gas industry.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three-months ended March 31, 2023, there were no additions to or changes in the critical accounting policies disclosed in the 2022 Form 10-K, except for the January 1, 2023 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). See Note 2 – Recently Adopted Accounting Principles for further information regarding the adoption of ASU No. 2016-13.

Results of Operations

On a consolidated basis, the Company reported net loss attributable to common shareholders of approximately $(6.9) million for the three-month period ended March 31, 2023, and net income attributable to commons shareholders of approximately $9.2 million for the three-month period ended March 31, 2022, respectively.

Revenues

For the three-month period ended March 31, 2023, the Company reported total revenues of approximately $(3) million and for the same period in 2022 total revenues of approximately $19 million. The variance in total revenue between periods is primarily the result of a decrease in the change in the fair value of equity securities. This line item is material to the results reported in the consolidated statements of operations. This line item can also be extremely volatile, reflecting changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

The Company reported revenue before net investment gains (losses) of approximately $4.9 million and $6.0 million for the three-month periods ended March 31, 2023 and March 31, 2022, respectively. Revenue before net investment gains (losses) decreased primarily due to a decrease in net investment income when comparing current year and prior year results.

Premium and policy fee revenues, net of reinsurance, increased 2% for the three-months ended March 31, 2023 and March 31, 2022.  In general, this line item is expected to decline slightly from period to period as policies in force continue to decline.  In the current quarter, the direct premiums (premiums paid by the policyholder to the Company) did decline slightly as expected.  The ceded reinsurance premiums (premiums the Company pays to other insurers to limit risk exposure) declined at a greater rate than the direct premiums decline.  The Company writes minimal new business.  Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience.  Premium and policy fee revenues, net of reinsurance, was reported at approximately $1,539,000 and $1,507,000 for the three-months ended March 31, 2023, and 2022.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2023	2022
Net investment income	$3,318,165	$4,459,368
Net investment gains (losses)	$716,300	$4,780,149
Change in net unrealized investment gains (losses) on available-for-sale securities, pre-tax	$(8,645,474)	$8,154,629

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2023	2022
Fixed maturities available for sale	$1,014,590	$1,066,980
Equity securities	416,188	383,208
Trading securities	0	(2,986)
Mortgage loans	338,409	288,218
Real estate	2,199,704	3,193,085
Notes receivable	445,318	256,562
Policy loans	107,363	106,723
Short-term investments	57,376	0
Cash and cash equivalents	157,873	712
Total consolidated investment income	4,736,821	5,292,502
Investment expenses	(1,418,656)	(833,134)
Consolidated net investment income	$3,318,165	$4,459,368

Net investment income represented 68% and 74% of the Company's revenue before net investment gains (losses) as of March 31, 2023 and March 31, 2022, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the real estate, notes receivable, and cash & short-term investment portfolios.  Investment income earned by the real estate investment portfolio for the three months ended March 31, 2022, was materially higher than the current period due to distributions from specific real estate investments, primarily related to the oil & gas & timber industries. Investment income earned by the cash & short-term portfolios were significantly higher this year when compared to prior year due to an increase in interest rates available on cash balances in the marketplace. Investment income earned by the fixed maturities, equity securities, and real estate investment portfolios represented approximately 77% and 88% of the total consolidated investment income for the three months ended March 31, 2023 and 2022, respectively.

Since the start of 2022, we have seen more volatility in the U.S. markets in general and have seen an increase in bonds yields. This is due to the Federal Open Market Committee (“FOMC”) aggressively raising interest rates to fight the inflation that is currently being experienced. The interest rate environment experienced ten rate increases totaling 5% over the last 12 months. While these actions had a negative impact on some of our investments that we currently own, this will also allow for better yields on future investments acquired as current investments mature.

When comparing earnings from the fixed maturities portfolio for the three months ended March 31, 2023 and 2022 income was down approximately 5% or $52,000.  This decrease can be primarily attributed to the maturity of holdings that were not replaced within the portfolio. Fixed maturities continue to represent one of the largest investment types and asset classes owned by the Company. As of March 31, 2023 and 2022, fixed maturities represented 31% and 34%, respectively, of the total investments owned by the Company.

Earnings from the equity securities investment portfolio represented approximately 9% and 7% of the total consolidated investment income report by the Company during the three months ended March 31, 2023 and 2022, respectively.  Income from the equity securities portfolio was up approximately 9% or $33,000 when comparing 2023 and 2022 results.  This increase is primarily due to a dividend increase by a specific dividend paying security during 2023.

The earnings reported by the cash & short-term investment portfolio represented 4% of the total consolidated investment income reported by the Company during the three months ended March 31, 2023, respectively. Earnings from the cash & short-term investment portfolios are the result of banks and other deposit institutions increasing interest rates on deposits.

The earnings reported by the real estate investment portfolio represented 46% and 60% of the total consolidated investment income reported by the Company during the three months ended March 31, 2023 and 2022, respectively. Earnings from the real estate investment portfolio were down approximately 31% or $993,000 when comparing 2023 and 2022 results. The earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur. The decrease in income is mainly attributable to timber sales, in 2022 the Company received $1 million in income as compared to $0 in the current year.

The earnings reported by the mortgage loan investment portfolio represented 7% and 5% of the total consolidated investment income reported by the Company during the three months ended March 31, 2023 and 2022, respectively. Earnings from the mortgage loan investment portfolio were up approximately 17% or $50,000 when comparing 2023 and 2022 results. The earnings from the mortgage loan portfolio have increased due to the Company issuing new loans at higher interest rates. The mortgage loan investment portfolio’s average interest rate was approximately 5.1% and 4.9% during the three months ended March 31, 2023 and 2022, respectively.

The following table reflects net realized investment gains (losses) for the three months ended March 31:

	2022	2021
Fixed maturities available for sale	$20,833	$4,369
Equity securities	85,184	317,338
Real estate	586,774	4,458,442
Short-term investments	23,509	0
Consolidated net realized investment gains	716,300	4,780,149
Change in fair value of equity securities	(8,645,474)	8,154,629
Net investment gains (losses)	$(7,929,174)	$12,934,778

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of one equity security represents all the realized investment gains from equity securities during 2023 and 2022. The equity security sold in 2022 was much larger than the one sold in 2023.

The 2023 real estate gains are the result of the sales of real estate in Kentucky. The sale of a land parcel in Kentucky produced a gain of approximately $480,000 and represented approximately 82% of the net investment gains from real estate. The Company also sold a few additional smaller properties that produced gains of approximately $107,000 in gains. When compared to 2022, 2023’s real estate gains are much smaller. This is mainly due to the sale of a Kentucky land parcel producing a gain of approximately $3.5 million in 2022.

The sales of short-term bonds represent all the realized investment gains from short-term investments during 2023.

The Company reported a change in fair value of equity securities of approximately $(8.6) million and $8.2 million for the three months ended March 31, 2023, and 2022, respectively. This line item is material to the results reported in the consolidated statements of operations. This line item can also be extremely volatile, reflecting changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

The Company has seen negative results on its equity investments in the recent quarter.  Equity investments primarily in the oil and gas area represent almost all of the unrealized losses reported in first quarter 2023.  The Company experienced significant unrealized gains on these same investments in 2022.  Oil prices declined in first quarter 2023 as concerns of recession intensified leading to a reduction in world demand for oil temporarily causing the price to decline.  Periodic pull backs and downward market adjustments are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $5.8 million for the three-month period ended March 31, 2023, a decrease of approximately 18% from the same period in 2022. Benefits, claims and settlement expenses represented approximately 58% and 57% of the Company's total expenses for the three-month periods ended March 31, 2023 and 2022, respectively. The other major expense category of the Company is operating expenses, which represented approximately 39% and 41% of the Company's total expenses for the three-month periods ended March 31, 2023 and 2022, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 16% or $649,000 when comparing the three months ended March 31, 2023, and 2022.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12.6 million, $12.8 million and $12.4 million in 2017, 2018 and 2019, respectively. During the three plus years of the pandemic, total death benefits were $14.3 million, $16.0 million, and $13.3 million in 2020, 2021, and 2022, respectively. When comparing first quarter of 2023 and 2022, there was a decline of approximately $1.1 million in death benefits, net of reinsurance.  Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly showed throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits while not always directly related to COVID-19, were caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. In the latter half of 2022, claims appeared to be moving back to pre-pandemic levels.  This has continued through first quarter 2023.  While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.

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

Operating expenses decreased approximately 22% in the three-month period ended March 31, 2023 as compared to the same period in 2022. This decrease is primarily due to two expenses items, charitable contributions and aircraft maintenance. The charitable contributions in 2023 were approximately $480,000 lower when comparing to 2022.  This expense item fluctuates based on reported taxable income of the Company.  Additionally, in 2022 the Company incurred maintenance expenses relating to the Company’s partially owned aircraft.  First quarter 2023 aircraft maintenance expense is $166,000 less than first quarter 2022.  Expenses in the remaining categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of March 31, 2023, and December 31, 2022:

	March 31, 2023	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$111,140,163	31%	26%
Equity securities, at fair value	141,927,670	40%	34%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	29,341,107	8%	7%
Real estate	34,675,349	10%	8%
Notes receivable	15,665,605	4%	4%
Policy loans	6,495,606	2%	2%
Short-term investments	3,638,309	1%	1%
Total investments	$358,567,152	100%	86%

	December 31, 2022	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$108,313,059	30%	24%
Equity securities, at fair value	150,053,686	41%	33%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	30,698,694	8%	7%
Real estate	34,934,352	10%	8%
Notes receivable	14,424,127	4%	3%
Policy loans	6,567,434	2%	1%
Short-term investments	3,596,941	1%	1%
Total investments	$364,271,636	100%	81%

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

The Company’s total investments represented 86% and 81% of the Company’s total assets as of March 31, 2023, and December 31, 2022, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 71%, respectively, of the total investments during 2023 and 2022.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $2.2 million and $(7.3) million as of March 31, 2023 and 2022, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses of $545,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $30,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss").

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

Capital Resources

Total shareholders' equity decreased by approximately 3% as of March 31, 2023, compared to December 31, 2022. The decrease is mainly attributable to a decrease in retained earnings, which is the result of the current year net loss reported by the Company.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of March 31, 2023, and December 31, 2022, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of March 31, 2023, the Parent company has received $2 million in dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20 million. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash provided by operating activities was approximately $2 million in 2023 and cash used in operating activities was approximately $2.2 million in 2022, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2023, the Company’s investing activities used net cash of approximately $58,000 and provided net cash of approximately $10.1 million in 2022, respectively. The Company recognized proceeds of approximately $14.1 million and $19.5 million from investments sold and matured in 2023 and 2022, respectively.  The Company used approximately $14.2 million and $9.5 million to acquire investments during 2023 and 2022, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $18.9 and $14.4 million during 2023 and 2022, respectively. As of March 31, 2023 and 2022, the Company had $0 and $10 million in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $28.3 million and $45.3 million as of March 31, 2023 and December 31, 2022, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $117.3 million at March 31, 2023 and December 31, 2022. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 12, 2023	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	May 12, 2023	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)