Form 10-Q
period 2023-06-30
UTG INC
filed 2023-08-11
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2023 was 3,167,186.

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2023	December 31, 2022*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $115,257,457 and $117,279,820)	$107,339,371	$108,313,059
Equity securities, at fair value (cost $80,670,210 and $77,015,688)	145,115,511	150,053,686
Equity securities, at cost	15,683,343	15,683,343
Mortgage loans on real estate at amortized cost	28,795,729	30,698,694
Investment real estate	34,557,435	34,934,352
Notes receivable	12,868,853	14,424,127
Policy loans	6,277,787	6,567,434
Short-term investments	3,680,135	3,596,941
Total investments	354,318,164	364,271,636

Cash and cash equivalents	23,841,690	45,290,385
Accrued investment income	1,458,149	1,371,677
Reinsurance receivables:
Future policy benefits	24,041,985	24,318,030
Policy claims and other benefits	4,765,349	4,638,857
Cost of insurance acquired	2,367,514	2,698,153
Income tax receivable	578,637	0
Other assets	806,274	4,945,627
Total assets	$412,177,762	$447,534,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$226,485,914	$229,582,664
Policy claims and benefits payable	3,591,492	4,072,879
Other policyholder funds	301,209	318,096
Dividend and endowment accumulations	14,698,988	14,802,746
Income taxes payable	0	4,189,081
Deferred income taxes	9,600,138	11,582,138
Notes payable	0	19,000,000
Other liabilities	5,457,701	5,958,385
Total liabilities	260,135,442	289,505,989

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,183,035 and 3,164,809 shares outstanding	3,184	3,166
Additional paid-in capital	33,136,764	32,693,972
Retained earnings	124,672,520	131,989,352
Accumulated other comprehensive income (loss)	(6,283,132)	(7,111,586)
Total UTG shareholders' equity	151,529,336	157,574,904
Noncontrolling interests	512,984	453,472
Total shareholders' equity	152,042,320	158,028,376
Total liabilities and shareholders' equity	$412,177,762	$447,534,365

* Balance sheet audited at December 31, 2022.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Revenue:
Premiums and policy fees	$2,087,436	$2,155,643	$4,144,617	$4,308,704
Ceded reinsurance premiums and policy fees	(807,170)	(721,650)	(1,324,981)	(1,367,799)
Net investment income	3,243,796	4,440,186	6,561,961	8,899,554
Other income	70,233	93,713	106,818	155,036
Revenue before net investment gains (losses)	4,594,295	5,967,892	9,488,415	11,995,495
Net investment gains (losses):
Other realized investment gains, net	319,310	79,109	1,035,610	4,859,258
Change in fair value of equity securities	1,459,478	(790,338)	(7,185,996)	7,364,291
Total net investment gains (losses)	1,778,788	(711,229)	(6,150,386)	12,223,549
Total revenue	6,373,083	5,256,663	3,338,029	24,219,044

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	4,499,416	3,609,121	8,148,440	8,269,918
Ceded reinsurance benefits and claims	(883,655)	245,841	(1,497,016)	(741,590)
Annuity	257,811	256,188	509,443	519,230
Dividends to policyholders	81,704	85,933	168,702	173,092
Commissions and amortization of deferred policy acquisition costs	(26,298)	(26,290)	(54,154)	(51,959)
Amortization of cost of insurance acquired	165,325	172,087	330,639	344,174
Operating expenses	2,035,539	1,899,338	4,307,415	4,817,661
Interest expense	2,897	23,306	16,820	35,280
Total benefits and other expenses	6,132,739	6,265,524	11,930,289	13,365,806

Income (loss) before income taxes	240,344	(1,008,861)	(8,592,260)	10,853,238
Income tax expense (benefit)	131,662	(270,762)	(1,789,190)	2,372,300

Net income (loss)	108,682	(738,099)	(6,803,070)	8,480,938

Net income attributable to noncontrolling interests	(29,022)	(27,107)	(59,512)	(53,821)

Net income (loss) attributable to common shareholders	$79,660	$(765,206)	$(6,862,582)	$8,427,117

Amounts attributable to common shareholders
Basic income (loss) per share	$0.03	$(0.24)	$(2.15)	$2.66

Diluted income (loss) per share	$0.03	$(0.24)	$(2.15)	$2.66

Basic weighted average shares outstanding	3,185,576	3,172,243	3,187,327	3,171,667

Diluted weighted average shares outstanding	3,185,576	3,172,243	3,187,327	3,171,667

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net income (loss)	$108,682	$(738,099)	$(6,803,070)	$8,480,938

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(1,725,615)	(7,129,016)	1,084,884	(16,313,575)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	366,527	1,497,094	(220,222)	3,425,851
Unrealized holding gains (losses) arising during period, net of tax	(1,359,088)	(5,631,922)	864,662	(12,887,724)

Less reclassification adjustment for (gains) losses included in net income	(25,000)	4,896	(45,833)	527
Tax expense (benefit) for gains included in net income (loss)	5,250	(1,029)	9,625	(111)
Reclassification adjustment for (gains) losses included in net income, net of tax	(19,750)	3,867	(36,208)	416
Subtotal: Other comprehensive income (loss), net of tax	(1,378,838)	(5,628,055)	828,454	(12,887,308)

Comprehensive income (loss)	(1,270,156)	(6,366,154)	(5,974,616)	(4,406,370)

Less comprehensive income attributable to noncontrolling interests	(29,022)	(27,107)	(59,512)	(53,821)

Comprehensive income (loss) attributable to UTG, Inc.	$(1,299,178)	$(6,393,261)	$(6,034,128)	$(4,460,191)

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at March 31, 2023	$3,189	$33,268,111	$124,592,860	$(4,904,294)	$483,962	$153,443,828
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(5)	(131,347)	0	0	0	(131,352)
Net income (loss) attributable to common shareholders	0	0	79,660	0	0	79,660
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(1,378,838)	0	(1,378,838)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	29,022	29,022
Balance at June 30, 2023	$3,184	$33,136,764	$124,672,520	$(6,283,132)	$512,984	$152,042,320

Six Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2022	$3,166	$32,693,972	$131,989,352	$(7,111,586)	$453,472	$158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	27	674,363	0	0	0	674,390
Treasury shares acquired	(9)	(231,571)	0	0	0	(231,580)
Net income (loss) attributable to common shareholders	0	0	(6,862,582)	0	0	(6,862,582)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	828,454	0	828,454
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	59,512	59,512
Balance at June 30, 2023	$3,184	$33,136,764	$124,672,520	$(6,283,132)	$512,984	$152,042,320

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at March 31, 2022	$3,176	$32,999,942	$106,923,670	$2,993,898	$503,266	$143,423,952
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(6)	(145,892)	0	0	0	(145,898)
Net income attributable to common shareholders	0	0	(765,206)	0	0	(765,206)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,628,055)	0	(5,628,055)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	603	603
Gain attributable to noncontrolling interest	0	0	0	0	27,107	27,107
Balance at June 30, 2022	$3,170	$32,854,050	$106,158,464	$(2,634,157)	$530,976	$136,912,503

Six Months Ended June 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2021	$3,167	$32,780,587	$97,731,347	$10,253,151	$476,555	$141,244,807
Common stock issued during year	18	486,779	0	0	0	486,797
Treasury shares acquired	(15)	(413,316)	0	0	0	(413,331)
Net income attributable to common shareholders	0	0	8,427,117	0	0	8,427,117
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(12,887,308)	0	(12,887,308)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	600	600
Gain attributable to noncontrolling interest	0	0	0	0	53,821	53,821
Balance at June 30, 2022	$3,170	$32,854,050	$106,158,464	$(2,634,157)	$530,976	$136,912,503

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,803,070)	$8,480,938
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization (accretion) of investments	(81,839)	(6,865)
Realized investment (gains) losses, net	(1,035,610)	(4,859,258)
Change in fair value of equity securities	7,185,996	(7,364,291)
Unrealized trading (gains) losses included in income	0	1,086
Realized trading (gains) losses included in income	0	12,197
Amortization of cost of insurance acquired	330,639	344,174
Depreciation and depletion	318,475	918,168
Stock-based compensation	674,390	486,797
Charges for mortality and administration of universal life and annuity products	(2,869,847)	(2,995,235)
Interest credited to account balances	1,835,166	1,891,086
Change in accrued investment income	(86,472)	(13,861)
Change in reinsurance receivables	149,553	832,213
Change in policy liabilities and accruals	(2,426,980)	(2,016,166)
Change in income taxes receivable (payable)	(4,767,718)	66,735
Change in other assets and liabilities, net	1,522,196	2,052,502
Net cash provided by (used in) operating activities	(6,055,121)	(2,169,780)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	2,045,833	7,628,136
Equity securities	4,285,222	2,806,561
Trading securities	0	17,983
Mortgage loans	1,755,829	961,672
Real estate	4,365,571	8,794,081
Notes receivable	4,338,516	3,921,082
Policy loans	776,616	591,084
Short-term investments	9,740,815	0
Total proceeds from investments sold and matured	27,308,402	24,720,599
Cost of investments acquired:
Fixed maturities available for sale	0	(1,112,505)
Equity securities	(6,292,534)	(6,387,281)
Trading securities	0	(32,382)
Mortgage loans	(217,864)	(1,560,291)
Real estate	(3,581,370)	(3,271,775)
Notes receivable	(2,953,241)	(3,910,657)
Policy loans	(486,969)	(523,039)
Short-term investments	(9,701,297)	0
Total cost of investments acquired	(23,233,275)	(16,797,930)
Net cash provided by (used in) investing activities	4,075,127	7,922,669

Cash flows from financing activities:
Policyholder contract deposits	2,063,085	2,444,662
Policyholder contract withdrawals	(2,300,206)	(2,522,908)
Proceeds from notes payable/line of credit	0	9,500,000
Payments of principal on notes payable/line of credit	(19,000,000)	(26,500,000)
Purchase of treasury stock	(231,580)	(413,331)
Non controlling contributions (distributions) of consolidated subsidiary	0	600
Net cash used in financing activities	(19,468,701)	(17,490,977)
Net increase (decrease) in cash and cash equivalents	(21,448,695)	(11,738,088)
Cash and cash equivalents at beginning of period	45,290,385	30,787,278
Cash and cash equivalents at end of period	$23,841,690	$19,049,190

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2023, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company’s results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At June 30, 2023, Mr. Correll owns or controls directly and indirectly approximately 65.41% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2023, there were no additions to or changes in the critical accounting policies disclosed in the 2022 Form 10-K., except for the following:

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $540,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $35,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss").

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

June 30, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$18,316,746	$0	$(1,049,098)	$17,267,648
U.S. special revenue and assessments	7,532,039	0	(316,968)	7,215,071
All other corporate bonds	89,408,672	54,920	(6,606,940)	82,856,652
	$115,257,457	$54,920	$(7,973,006)	$107,339,371

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$18,315,321	$0	$(1,104,146)	$17,211,175
U.S. special revenue and assessments	7,535,018	0	(335,918)	7,199,100
All other corporate bonds	91,429,481	65,529	(7,592,226)	83,902,784
	$117,279,820	$65,529	$(9,032,290)	$108,313,059

The amortized cost and estimated market value of debt securities at June 30, 2023, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale June 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$10,499,837	$10,402,435
Due after one year through five years	51,518,933	49,102,579
Due after five years through ten years	4,199,090	4,113,718
Due after ten years	21,933,561	19,661,950
Fixed maturities with no single maturity date	27,106,036	24,058,689
Total	$115,257,457	$107,339,371

The fair value of investments with sustained gross unrealized losses are as follows:

June 30, 2023	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,483,470	(17,913)	15,784,178	(1,031,185)	17,267,648	$(1,049,098)
U.S. Special Revenue and Assessments	7,215,071	(316,968)	0	0	7,215,071	(316,968)
All other corporate bonds	48,366,442	(3,624,014)	33,442,210	(2,982,926)	81,808,652	(6,606,940)
Total fixed maturities	$57,064,983	(3,958,895)	49,226,388	(4,014,111)	106,291,371	$(7,973,006)

December 31, 2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$17,211,175	(1,104,146)	0	0	17,211,175	$(1,104,146)
U.S. special revenue and assessments	7,199,100	(335,918)	0	0	7,199,100	(335,918)
All other corporate bonds	80,144,564	(7,592,226)	0	0	80,144,564	(7,592,226)
Total fixed maturities	$104,554,839	(9,032,290)	0	0	104,554,839	$(9,032,290)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2023
Fixed maturities	25	30	55
As of December 31, 2022
Fixed maturities	57	0	57

Substantially all of the unrealized losses on fixed maturities at June 30, 2023 and December 31, 2022 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, the Company deems these securities to be temporarily impaired as of  June 30, 2023 and December 31, 2022.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized gains:
Sales of fixed maturities	$25,000	$314	$45,833	$4,683
Sales of equity securities	163,290	12,223	248,474	397,581
Sales of real estate	138,986	113,398	725,760	4,571,840
Sales of short-term investments	0	0	23,509	0
Total realized gains	327,276	125,935	1,043,576	4,974,104
Realized losses:
Sales of fixed maturities	0	(5,210)	0	(5,210)
Sales of equity securities	(7,966)	(41,616)	(7,966)	(109,636)
Total realized losses	(7,966)	(46,826)	(7,966)	(114,846)
Net realized investment gains (losses)	319,310	79,109	1,035,610	4,859,258
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	1,459,478	(790,338)	(7,185,996)	7,364,291
Change in fair value of equity securities	1,459,478	(790,338)	(7,185,996)	7,364,291
Net investment gains (losses)	$1,778,788	$(711,229)	$(6,150,386)	$12,223,549
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(1,725,615)	$(7,129,016)	$1,084,884	$(16,313,575)
Net increase (decrease)	$(1,725,615)	$(7,129,016)	$1,084,884	$(16,313,575)

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

The Company did not recognize any other-than-temporary impairments during the six months ended June 30, 2023 and 2022.

Cost Method Investments

The Company held equity investments with an aggregate cost of $15,683,343 at June 30, 2023 and December 31, 2022.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at June 30, 2023.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of June 30, 2023 was $0. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2022 was $0. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	June 30,
	2023	2022
Net unrealized gains (losses)	$0	$(616)
Net realized gains (losses)	0	(9,681)
Net unrealized and realized gains (losses)	$0	$(10,297)

	Six Months Ended
	June 30,
	2023	2022
Net unrealized gains (losses)	$0	$(1,086)
Net realized gains (losses)	0	(12,197)
Net unrealized and realized gains (losses)	$0	$(13,283)

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

During the six months ended June 30, 2023 and 2022, the Company acquired $217,864 and $1,560,291 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	June 30, 2023	December 31, 2022
Farm	$356,095	$383,278
Commercial	28,600,878	30,102,775
Residential	208,756	212,641
Total mortgage loans	29,165,729	30,698,694
Less allowance for credit losses	(370,000)	0
Total mortgage loans, net	$28,795,729	$30,698,694

There were no past due loans as of June 30, 2023 and December 31, 2022.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2023 and 2022 the Company acquired  $2,953,241 and $3,910,657 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	June 30, 2023	December 31, 2022
Notes receivable	$13,038,853	$14,424,127
Less allowance for credit losses	(170,000)	0
Total notes receivable, net	$12,868,853	$14,424,127

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

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the six months ended June 30, 2023, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	June 30, 2023	December 31, 2022
Raw land	$9,591,143	$11,634,472
Commercial	7,616,305	5,124,847
Residential	5,241,486	3,402,502
Land, minerals and royalty interests	12,108,501	14,772,531
Total investment real estate	$34,557,435	$34,934,352

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of June 30, 2023 and December 31, 2022, investments in oil and gas royalties represented 40% and 42%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended  June 30, 2023 and 2022, the Company acquired $3,581,370 and $3,271,775 of investment real estate, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
June 30, 2023	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$17,267,648	$0	$0	$0	$17,267,648
U.S. special revenue and assessments	0	7,215,071	0	0	7,215,071
Corporate securities	0	82,856,652	0	0	82,856,652
Total fixed maturities	17,267,648	90,071,723	0	0	107,339,371
Equity securities:
Common stocks	39,594,979	5,970,665	6,682,899	91,619,968	143,868,511
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	39,594,979	5,970,665	7,929,899	91,619,968	145,115,511
Total financial assets	$56,862,627	$96,042,388	$7,929,899	$91,619,968	$252,454,882

December 31, 2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$17,211,175	$0	$0	$0	$17,211,175
U.S. special revenue and assessments	0	7,199,100	0	0	7,199,100
Corporate securities	0	83,902,784	0	0	83,902,784
Total fixed maturities	17,211,175	91,101,884	0	0	108,313,059
Equity securities:
Common stocks	45,999,477	6,651,800	6,720,643	89,434,766	148,806,686
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	45,999,477	6,651,800	7,967,643	89,434,766	150,053,686
Total financial assets	$63,210,652	$97,753,684	$7,967,643	$89,434,766	$258,366,745

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2023.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2022	$7,967,643	$89,434,766	$97,402,409
Realized gains (losses)	0	95,606	95,606
Unrealized gains (losses)	(131,807)	(2,359,950)	(2,491,757)
Purchases	177,188	4,633,923	4,811,111
Sales	(83,125)	(184,377)	(267,502)
Balance at June 30, 2023	$7,929,899	$91,619,968	$99,549,867

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2023 and December 31, 2022 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at June 30, 2023	Fair Value at December 31, 2022	Valuation Technique
Equities	$91,619,968	$89,434,766	Net Asset Value
Equities	7,929,899	7,967,643	Pricing Model
Total	$99,549,867	$97,402,409

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at June 30, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$34,359,388	$0	Quarterly	45 days
Non-Redeemable	57,260,580	6,671,131	n/a	n/a
Total	$91,619,968	$6,671,131

Investment Company	Fair Value at December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$43,724,562	$0	Quarterly	45 days
Non-Redeemable	45,710,204	7,779,867	n/a	n/a
Total	$89,434,766	$7,779,867

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at June 30, 2023 or December 31, 2022.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
June 30, 2023	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	15,683,343	0	0	15,683,343
Mortgage loans on real estate	28,795,729	27,364,982	0	0	27,364,982
Investment real estate	34,557,435	86,214,616	0	0	86,214,616
Notes receivable	12,868,853	13,068,961	0	0	13,068,961
Policy loans	6,277,787	6,277,787	0	0	6,277,787

	Carrying	Estimated
December 31, 2022	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	15,683,343	0	0	15,683,343
Mortgage loans on real estate	30,698,694	29,735,873	0	0	46,906,538
Investment real estate	34,934,352	92,425,241	0	0	92,425,241
Notes receivable	14,424,127	14,812,523	0	0	14,812,523
Policy loans	6,567,434	6,567,434	0	0	6,567,434
Liabilities
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2022	Borrowings	Repayments	June 30, 2023
Lines of Credit:
UTG	11/20/2013	11/20/2023	$8,000,000	$0	$0	$0	$0
UG - CMA	10/21/2021	10/6/2023	25,000,000	19,000,000	0	19,000,000	0

The UTG line of credit carries interest at a fixed rate of 6.500% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19,764,548. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total  repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2023, the Company repurchased 8,685 shares through the stock repurchase program for $231,580. Through June 30, 2023, UTG has spent $19,541,017 in the acquisition of 1,334,898 shares under this program.

During 2023, the Company issued 26,911 shares of stock to management and employees as compensation at a cost of $674,390. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2023 and 2022, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of June 30, 2023 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	76,732
Sovereign's Capital, LP Fund III	3,000,000	505,453
Garden City Companies, LLC	2,000,000	1,070,546
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,500,000
QCC Investment Co., LLC	1,500,000	150,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	4,062
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	1,555,338
Elisha's Properties, LLC	1,096,750	491,823
Granite Shoals Music, LLC	6,500,000	5,633,332
Legacy Venture XI, LLC	2,000,000	1,920,000

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

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2023	2022
Interest	$2,898	$18,387
Federal income tax	5,060,000	0

	Six Months Ended
	June 30,
	2023	2022
Interest	$44,814	$30,196
Federal income tax	5,060,000	1,000,000

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2023 and 2022, approximately 50% and 47%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 22% and 20% of total life insurance in force at June 30, 2023 and  December 31, 2022, respectively.  Insurance ceded represented 34% and 39% of premium income for the six months ended June 30, 2023 and 2022, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 27% and 31% of the Company’s total invested assets as of June 30, 2023 and December 31, 2022, respectively. The following table provides an allocation of the oil and gas investments by type.

June 30, 2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,059,650	$1,059,650
Equity securities, at fair value	77,996,181	0	77,996,181
Investment real estate	13,841,426	0	13,841,426
Notes receivable	2,000,000	0	2,000,000
Total	$93,837,607	$1,059,650	$94,897,257

December 31, 2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,060,710	$1,060,710
Equity securities, at fair value	93,811,806	0	93,811,806
Investment real estate	14,772,536	0	14,772,536
Notes receivable	1,950,657	0	1,950,657
Total	$110,534,999	$1,060,710	$111,595,709

At June 30, 2023 and December 31, 2022, the Company owned two equity securities that represented approximately 43% and 50%, respectively, of the total investments associated with the oil and gas industry.

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

On February 21, 2023 Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, assumed the title of President initially.

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

During the six-months ended June 30, 2023, there were no additions to or changes in the critical accounting policies disclosed in the 2022 Form 10-K, except for the January 1, 2023 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). See Note 2 – Recently Adopted Accounting Principles for further information regarding the adoption of ASU No. 2016-13.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders of approximately $(6.9) million for the six-month period ended June 30, 2023, and net income attributable to common shareholders of approximately $80,000 for the three-month period ended June 30, 2023.

For the six-month period ended June 30, 2022, the Company reported net income attributable to common shareholders of approximately $8.4 million and a net loss attributable to common shareholders of approximately $(0.8) million for the three-month period ended June 30, 2022.

Revenues

For the six-month period ended June 30, 2023, the Company reported total revenues of approximately $3.3 million and for the same period in 2022 total revenues of approximately $24.2 million. The Company reported total revenues of approximately $6.4 million and $5.3 million for the three-month period ended June 30, 2023 and 2022, respectively.

The variance in total revenue between second quarter 2022 and 2023 results, and the year-to-date results, is primarily the result of the change in the fair value of equity securities. The Company reported a year-to-date 2023 loss in the change in the fair value of equity securities of approximately $(7.2) million and a second quarter 2023 gain of approximately $1.5 million. Based upon the rebound in the second quarter, it appears the markets may be stabilizing.

This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Subsequent to the current reporting period, in early August 2023, the Company closed on the sale of a parcel of real estate. As a result of this sale, the Company will report a gain of approximately $7.0 million before taxes. This gain will be included in the financial results of the September 30, 2023 Form 10-Q filing.

The Company reported revenue before net investment gains (losses) of approximately $9.5 million and $12.0 million for the six-month-period ended June 30, 2023 and 2022, respectively. The Company reported $4.6 million and $6.0 million, respectively, of revenue before net investment gains (losses) for the second quarter of 2023 and 2022, respectively. The decline in the 2023 results, when compared to 2022, are the result of a decline in net investment income in the second quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net investment income	$3,243,796	$4,440,186	$6,561,961	$8,899,554
Net investment gains (losses)	$319,310	$79,109	$1,035,610	$4,859,258
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$1,459,478	$(790,338)	$(7,185,996)	$7,364,291

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Fixed maturities available for sale	$1,005,668	$1,032,842	$2,020,258	$2,099,822
Equity securities	282,473	954,825	698,661	1,338,033
Trading securities	0	(10,297)	0	(13,283)
Mortgage loans	336,042	311,574	674,451	599,792
Real estate	1,895,774	2,985,660	4,095,478	6,178,745
Notes receivable	287,660	129,086	732,978	385,648
Policy loans	116,853	141,477	224,216	248,200
Short-term investments	41,827	0	99,203	0
Total consolidated investment income	4,174,963	5,554,389	8,911,784	10,846,891
Investment expenses	(931,167)	(1,114,203)	(2,349,823)	(1,947,337)
Consolidated net investment income	$3,243,796	$4,440,186	$6,561,961	$8,899,554

Net investment income represented 69% and 74% of the Company's revenue before net investment gains (losses) as of June 30, 2023 and 2022, respectively. For the second quarter ended June 30, net investment income represented 71% and 74% of revenue before net investment gains (losses) for 2023 and 2022, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities and real estate  investment portfolios.

Since the start of 2022, we have seen more volatility in the U.S. markets in general and have seen an increase in bonds yields. This is due to the Federal Open Market Committee (“FOMC”) aggressively raising interest rates to fight the inflation that is currently being experienced. As of June 30, 2023, the interest rate environment experienced eleven rate increases totaling 5.15% over the last 1.5 years. While these actions had a negative impact on some of our investments that we currently own, this will also allow for better yields on future investments acquired as current investments mature.

Earnings from the equity securities investment portfolio represented approximately 8% and 12% of the total consolidated investment income reported by the Company during the six months ended June 30, 2023 and 2022, respectively.  Income from the equity securities portfolio was down approximately 48% or $639,000 when comparing year to date 2023 and 2022 results.  Second quarter 2023 and 2022 earnings from equity securities represented approximately 7% and 17%, respectively, of the total investment income reported by the Company. Income from the equity securities portfolio was down approximately 70% when comparing second quarter 2023 and 2022 results.

The 2022 investment income from equity securities was exceptionally high, and the result of dividends from oil and gas equity securities. When comparing historical earnings, the 2023 earnings from the equity securities portfolio are more comparable to the second quarter and year to date results for 2021.

The earnings reported by the real estate investment portfolio represented 46% and 57% of the total consolidated investment income reported by the Company during the six months ended June 30, 2023 and 2022, respectively. Earnings from the real estate investment portfolio were down approximately $2.1 million when comparing year to date 2023 and 2022 results. Earnings reported by the real estate investment portfolio represented 45% and 54% of the total consolidated investment income for the second quarter 2023 and 2022, respectively, and is down approximately $1.1 million in the current year.

Earnings from the real estate investment portfolio are primarily related to the oil and gas and timber industries. In 2022, we experienced the reopening of the world economies post-COVID, and the demand for oil and gas and other commodities substantially increased, which resulted in increases in prices in the marketplace. Add to this the Russian invasion of Ukraine, and more upward pricing pressure was felt. In 2022, oil averaged $107 per barrel compared to an average price of $75 in 2023. Earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.

The following table reflects net investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed maturities available for sale	25,000	(4,896)	45,833	(527)
Equity securities	155,324	(29,393)	240,508	287,945
Real estate	138,986	113,398	725,760	4,571,840
Short-term investments	0	0	23,509	0
Consolidated net realized investment gains	319,310	79,109	1,035,610	4,859,258
Change in fair value of equity securities	1,459,478	(790,338)	(7,185,996)	7,364,291
	$1,778,788	$(711,229)	$(6,150,386)	$12,223,549

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of three equity securities represents approximately $248,000 of the realized investment gains from equity securities during 2023. In 2022, the Company sold one security that represented a majority of the gain reported.

During 2023, the Company sold several smaller real estate land parcels located in Kentucky, and produced realized gains of approximately $760,000. During 2022, the Company sold a real estate parcel in Kentucky that produced a gain of $3.5 million.

The Company reported a year-to-date 2023 loss in the change in the fair value of equity securities of approximately $(7.2) million and a second quarter 2023 gain of approximately $1.5 million. For the six month period ended June 30, 2022, the Company reported a gain of approximately $7.4 million and a second quarter loss of approximately $(790,000).

This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Year to date, the Company has seen negative results in its equity investments. However, in the second quarter 2023, we reported a slight rebound and it appears to be the result of market stabilization.  Equity investments primarily in the oil and gas area represent almost all of the unrealized losses reported in 2023.  The Company experienced significant unrealized gains on these same investments in 2022.  Oil prices declined in 2023 as concerns of recession intensified leading to a reduction in world demand for oil temporarily causing the price to decline.  Periodic pull backs and downward market adjustments are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $11.9 million for the six month period ended June 30, 2023 a decrease of approximately 11% from the same period in 2022. Benefits, claims and settlement expenses represented approximately 61% of the Company's total expenses for the six month periods ended June 30, 2023 and 2022, respectively. The other major expense category of the Company is operating expenses, which represented approximately 36% of the Company's total expenses for the six month periods ended June 30, 2023 and 2022, respectively.

When comparing second quarter 2023 and 2022 results, total benefits and other expenses were down approximately 2%. Benefits, claims and settlement expenses represented 64% and 67% of the Company’s total expenses for the second quarter of 2023 and 2022, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 11% when comparing the six months ended June 30, 2023, and 2022. When comparing second quarter 2023 and 2022 results, life benefits, claims and settlement expenses were down approximately 6%.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12.6 million, $12.8 million and $12.4 million in 2017, 2018 and 2019, respectively. During the three plus years of the pandemic, total death benefits were $14.3 million, $16.0 million, and $13.3 million in 2020, 2021, and 2022, respectively. When comparing the six-months periods ended 2023 and 2022, there was a decline of approximately $1.1 million in death benefits, net of reinsurance.  Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly showed throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits while not always directly related to COVID-19, were caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. In the latter half of 2022, claims appeared to be moving back to pre-pandemic levels.  This has continued throughout 2023.  While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.

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

Operating expenses decreased approximately 11% in the six month period ended June 30, 2023 as compared to the same period in 2022. Second quarter 2023 and 2022 operating expenses were comparable. This decrease is primarily due to two expenses items, charitable contributions and aircraft maintenance. The charitable contributions in 2023 were approximately $380,000 lower when comparing to 2022.  This expense item fluctuates based on reported taxable income of the Company.  Additionally, in 2022 the Company incurred maintenance expenses relating to the Company’s partially owned aircraft. The year to date 2023 aircraft maintenance expense is $406,000 less than year to date 2022. Expenses in the remaining categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of June 30, 2023, and December 31, 2022:

	June 30, 2023	As a % of Total Investments	As a % of Total Assets
Fixed maturiries	$107,339,371	30%	26%
Equity securities, at fair value	145,115,511	41%	35%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	28,795,729	8%	7%
Real Estate	34,557,435	10%	8%
Notes receivable	12,868,853	4%	3%
Policy loans	6,277,787	2%	2%
Short-term	3,680,135	1%	1%
Total investments	$354,318,164	100%	86%

	December 31, 2022	As a % of Total Investments	As a % of Total Assets
Fixed maturiries	$108,313,059	30%	24%
Equity securities, at fair value	150,053,686	41%	33%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	30,698,694	8%	7%
Real Estate	34,934,352	10%	8%
Notes receivable	14,424,127	4%	3%
Policy loans	6,567,434	2%	1%
Short-term	3,596,941	1%	1%
Total investments	$364,271,636	100%	81%

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

The Company’s total investments represented 86% and 81% of the Company’s total assets as of June 30, 2023, and December 31, 2022, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 71%, respectively, of the total investments during 2023 and 2022.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $0.9 million and $(12.9) million as of June 30, 2023 and 2022, respectively. Second quarter 2023 and 2022 changes in the market value of available for sale securities resulted in unrealized gains (losses) of $(1.3) million and $(5.6) million, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

On January 1, 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASCD 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. At June 30, 2023, the transition adjustment of the adoption of CECL includes an increase in the allowance for credit losses of $540,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $35,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss").

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

Capital Resources

Total shareholders' equity decreased by approximately 4% as of June 30, 2023, compared to December 31, 2022. The decrease is mainly attributable to a decrease in retained earnings, which is the result of the current year net loss reported by the Company.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of June 30, 2023, and December 31, 2022, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of June 30, 2023, the Parent company has received $2 million in dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19.8 million. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $6.1 million in 2023 and cash used in operating activities was approximately $2.2 million in 2022, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2023, the Company’s investing activities provided net cash of approximately $4.1 million and $8.0 million in  2022, respectively. The Company recognized proceeds of approximately $27.3 million and $24.7 million from investments sold and matured in 2023 and 2022, respectively.  The Company used approximately $23.2 million and $16.8 million to acquire investments during 2023 and 2022, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $19.5 and $17.5 million during 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $0 and $19 million, respectively, in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $23.8 million and $45.3 million as of June 30, 2023 and December 31, 2022, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $107.3 million and $108.3 million at June 30, 2023 and December 31, 2022, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 11, 2023	By	/s/ James P. Rousey
James P. Rousey
President and Director

Date:	August 11, 2023	By	/s/ Theodore C. Miller
Theodore C. Miller
Senior Vice President and Chief Financial Officer