Form 10-Q
period 2023-09-30
UTG INC
filed 2023-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2023 was 3,163,446.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $113,208,324 and $117,279,820)	$101,674,112	$108,313,059
Equity securities, at fair value (cost $80,536,585 and $77,015,688)	144,207,758	150,053,686
Equity securities, at cost	15,683,343	15,683,343
Mortgage loans on real estate at amortized cost	14,785,687	30,698,694
Investment real estate	31,609,218	34,934,352
Notes receivable	13,182,860	14,424,127
Policy loans	6,160,290	6,567,434
Short-term investments	23,393,115	3,596,941
Total investments	350,696,383	364,271,636

Cash and cash equivalents	27,565,435	45,290,385
Accrued investment income	1,238,050	1,371,677
Reinsurance receivables:
Future policy benefits	24,006,478	24,318,030
Policy claims and other benefits	4,084,730	4,638,857
Cost of insurance acquired	2,202,210	2,698,153
Income tax receivable	2,422,190	0
Other assets	2,894,400	4,945,627
Total assets	$415,109,876	$447,534,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$225,228,358	$229,582,664
Policy claims and benefits payable	3,343,051	4,072,879
Other policyholder funds	297,328	318,096
Dividend and endowment accumulations	14,726,171	14,802,746
Income taxes payable	0	4,189,081
Deferred income taxes	10,476,186	11,582,138
Notes payable	0	19,000,000
Other liabilities	7,152,998	5,958,385
Total liabilities	261,224,092	289,505,989

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,164,857 and 3,164,809 shares outstanding	3,167	3,166
Additional paid-in capital	32,603,313	32,693,972
Retained earnings	129,877,197	131,989,352
Accumulated other comprehensive income (loss)	(9,139,871)	(7,111,586)
Total UTG shareholders' equity	153,343,806	157,574,904
Noncontrolling interests	541,978	453,472
Total shareholders' equity	153,885,784	158,028,376
Total liabilities and shareholders' equity	$415,109,876	$447,534,365

* Balance sheet audited at December 31, 2022.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue:
Premiums and policy fees	$1,855,251	$2,025,092	$5,999,868	$6,333,796
Ceded reinsurance premiums and policy fees	(601,994)	(676,460)	(1,926,975)	(2,044,259)
Net investment income	3,432,684	6,266,722	9,994,645	15,166,276
Other income	69,901	88,035	176,719	243,071
Revenue before net investment gains (losses)	4,755,842	7,703,389	14,244,257	19,698,884
Net investment gains (losses):
Other realized investment gains, net	7,938,232	1,900,458	8,973,842	6,759,716
Change in fair value of equity securities	(23,403)	7,097,738	(7,209,399)	14,462,029
Total net investment gains (losses)	7,914,829	8,998,196	1,764,443	21,221,745
Total revenue	12,670,671	16,701,585	16,008,700	40,920,629

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,773,579	3,343,438	11,922,019	11,613,356
Ceded reinsurance benefits and claims	(461,207)	(486,899)	(1,958,223)	(1,228,489)
Annuity	259,299	252,079	768,742	771,309
Dividends to policyholders	61,770	63,632	230,472	236,724
Commissions and amortization of deferred policy acquisition costs	(30,318)	(34,352)	(84,472)	(86,311)
Amortization of cost of insurance acquired	165,304	172,087	495,943	516,261
Operating expenses	3,136,691	2,733,470	7,444,106	7,551,131
Interest expense	0	36,748	16,820	72,028
Total benefits and other expenses	6,905,118	6,080,203	18,835,407	19,446,009

Income (loss) before income taxes	5,765,553	10,621,382	(2,826,707)	21,474,620
Income tax expense (benefit)	531,882	2,542,701	(1,257,308)	4,915,001

Net income (loss)	5,233,671	8,078,681	(1,569,399)	16,559,619

Net income attributable to noncontrolling interests	(28,994)	(26,825)	(88,506)	(80,646)

Net income (loss) attributable to common shareholders	$5,204,677	$8,051,856	$(1,657,905)	$16,478,973

Amounts attributable to common shareholders
Basic income (loss) per share	$1.64	$2.54	$(0.52)	$5.20

Diluted income (loss) per share	$1.64	$2.54	$(0.52)	$5.20

Basic weighted average shares outstanding	3,169,466	3,165,842	3,181,306	3,169,704

Diluted weighted average shares outstanding	3,169,466	3,165,842	3,181,306	3,169,704

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Net income (loss)	$5,233,671	$8,078,681	$(1,569,399)	$16,559,619

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(3,606,251)	(7,122,856)	(2,521,367)	(23,436,431)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	759,387	1,495,712	539,165	4,921,563
Unrealized holding gains (losses) arising during period, net of tax	(2,846,864)	(5,627,144)	(1,982,202)	(18,514,868)

Less reclassification adjustment for (gains) losses included in net income	(12,500)	0	(58,333)	527
Tax expense (benefit) for gains included in net income (loss)	2,625	0	12,250	(111)
Reclassification adjustment for (gains) losses included in net income, net of tax	(9,875)	0	(46,083)	416

Subtotal: Other comprehensive income (loss), net of tax	(2,856,739)	(5,627,144)	(2,028,285)	(18,514,452)

Comprehensive income (loss)	2,376,932	2,451,537	(3,597,684)	(1,954,833)

Less comprehensive income attributable to noncontrolling interests	(28,994)	(26,825)	(88,506)	(80,646)

Comprehensive income (loss) attributable to UTG, Inc.	$2,347,938	$2,424,712	$(3,686,190)	$(2,035,479)

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at June 30, 2023	$3,184	$33,136,764	$124,672,520	$(6,283,132)	$512,984	$152,042,320
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(17)	(533,451)	0	0	0	(533,468)
Net income (loss) attributable to common shareholders	0	0	5,204,677	0	0	5,204,677
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(2,856,739)	0	(2,856,739)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	28,994	28,994
Balance at September 30, 2023	$3,167	$32,603,313	$129,877,197	$(9,139,871)	$541,978	$153,885,784

Nine Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2022	$3,166	$32,693,972	$131,989,352	$(7,111,586)	$453,472	$158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	27	674,363	0	0	0	674,390
Treasury shares acquired	(26)	(765,022)	0	0	0	(765,048)
Net income (loss) attributable to common shareholders	0	0	(1,657,905)	0	0	(1,657,905)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(2,028,285)	0	(2,028,285)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	88,506	88,506
Balance at September 30, 2023	$3,167	$32,603,313	$129,877,197	$(9,139,871)	$541,978	$153,885,784

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at June 30, 2022	$3,170	$32,854,050	$106,158,464	$(2,634,157)	$530,976	$136,912,503
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(6)	(191,893)	0	0	0	(191,899)
Net income attributable to common shareholders	0	0	8,051,856	0	0	8,051,856
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(5,627,144)	0	(5,627,144)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	(600)	(600)
Gain attributable to noncontrolling interest	0	0	0	0	26,825	26,825
Balance at September 30, 2022	$3,164	$32,662,157	$114,210,320	$(8,261,301)	$557,201	$139,171,541

Nine Months Ended September 30, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at December 31, 2021	$3,167	$32,780,587	$97,731,347	$10,253,151	$476,555	$141,244,807
Common stock issued during year	18	486,779	0	0	0	486,797
Treasury shares acquired	(21)	(605,209)	0	0	0	(605,230)
Net income attributable to common shareholders	0	0	16,478,973	0	0	16,478,973
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(18,514,452)	0	(18,514,452)
Contributions	0	0	0	0	0	0
Distributions	0	0	0	0	0	0
Gain attributable to noncontrolling interest	0	0	0	0	80,646	80,646
Balance at September 30, 2022	$3,164	$32,662,157	$114,210,320	$(8,261,301)	$557,201	$139,171,541

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,569,399)	$16,559,619
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(149,951)	24,741
Realized investment gains, net	(8,973,842)	(6,759,716)
Change in fair value of equity securities	7,209,399	(14,462,029)
Realized trading losses included in income	0	13,283
Amortization of cost of insurance acquired	495,943	516,261
Depreciation and depletion	447,698	1,635,706
Stock-based compensation	674,390	486,797
Charges for mortality and administration of universal life and annuity products	(4,288,294)	(4,480,817)
Interest credited to account balances	2,741,851	2,831,885
Change in accrued investment income	133,627	31,527
Change in reinsurance receivables	865,679	827,435
Change in policy liabilities and accruals	(3,464,745)	(3,074,992)
Change in income taxes receivable (payable)	(6,611,271)	1,378,658
Change in other assets and liabilities, net	2,764,428	4,194,376
Net cash used in operating activities	(9,724,487)	(277,266)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	4,058,333	8,628,136
Equity securities	6,861,942	10,735,510
Trading securities	0	17,983
Mortgage loans	17,601,131	1,443,119
Real estate	15,533,712	11,387,025
Notes receivable	4,650,509	3,984,614
Policy loans	1,106,310	903,696
Short-term investments	9,740,815	0
Total proceeds from investments sold and matured	59,552,752	37,100,083
Cost of investments acquired:
Fixed maturities available for sale	0	(1,112,505)
Equity securities	(7,874,161)	(12,540,638)
Trading securities	0	(32,382)
Mortgage loans	(2,050,124)	(1,755,496)
Real estate	(4,115,151)	(4,236,603)
Notes receivable	(3,579,241)	(5,870,657)
Policy loans	(699,167)	(728,348)
Short-term investments	(29,300,034)	0
Total cost of investments acquired	(47,617,878)	(26,276,629)
Net cash provided by investing activities	11,934,874	10,823,454

Cash flows from financing activities:
Policyholder contract deposits	3,144,884	3,455,489
Policyholder contract withdrawals	(3,315,173)	(3,400,630)
Proceeds from notes payable/line of credit	2,500,000	19,500,000
Payments of principal on notes payable/line of credit	(21,500,000)	(35,500,000)
Purchase of treasury stock	(765,048)	(605,230)
Non controlling contributions (distributions) of consolidated subsidiary	0	0
Net cash used in financing activities	(19,935,337)	(16,550,371)
Net decrease in cash and cash equivalents	(17,724,950)	(6,004,183)
Cash and cash equivalents at beginning of period	45,290,385	30,787,278
Cash and cash equivalents at end of period	$27,565,435	$24,783,095

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2023, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The Company’s results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2023, Mr. Correll owns or controls directly and indirectly approximately 65.79% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

In the first quarter of 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $540,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $35,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss").

The updated guidance also amended the current other-than-temporary model for available-for-sale securities and requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized costs basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The following are changes to the Company’s Significant Accounting Policies as result of the adoption of ASU No. 2016-13:

Fixed maturity securities comprised of bonds are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in accumulated other comprehensive income. The amortized cost of fixed maturity securities available-for-sale is adjusted for amortization of premium and accretion of discount to maturity. The amortized cost of fixed maturity securities available-for-sale are written down to fair value when a decline is considered to be other-than-temporary.

The Company evaluates the difference between the cost or amortized cost and estimated fair value of its fixed maturity securities to determine whether any decline in value is the result of a credit loss or other factors. An allowance for credit losses is recorded against available-for-sale securities to reflect the amount of an unrealized loss attributed to credit. This impairment is limited by the amount the fair value is less than the amortized cost basis. Any remaining unrealized loss is recognized in other comprehensive income (loss) with no change to the cost basis of the security. This determination involves a degree of uncertainty. Changes in the allowance for credit losses are recognized in earnings.

The assessment and determination of whether or not a credit loss exists is based on consideration of the cash flows expected to be collected from the fixed maturity security. The Company develops those expectations after considering various factors such as agency ratings, the financial condition of the issuer or underlying obligors, payment history, payment structure of the security, industry and market conditions, underlying collateral, and other factors that may be relevant based on the facts and circumstances pertaining to individual securities.

If the Company intends to sell the fixed maturity or will be more likely than not required to sell the fixed maturity security before recovery of the amortized cost basis, then any allowance for credit losses, if previously recorded, is written off and the fixed maturity security’s amortized cost is written down to the security’s fair value as of the reporting dates with any incremental impairment recorded as a charge to noninterest income.

Prior to 2023, the Company evaluated the difference between the cost or amortized cost and estimated fair value of its fixed maturity securities to determine whether any decline is value was other-than-temporary in nature. That determination involved a degree of uncertainty. If a decline in the fair value of a security was determined to be temporary, the decline was recorded as an unrealized loss in shareholders’ equity. If a decline in a security’s fair value is considered to be other-than-temporary, the Company then determined the proper treatment for the other-than-temporary impairment. The amount of any other-than-temporary impairment related to a credit loss was recognized in earnings and reflected as a reduction in the cost basis of the security; and the amount of any other-than-temporary impairment related to other factors is recognized in other comprehensive income (loss) with no change to the cost basis of the security. If an other-than-temporary impairment related to a credit loss occurs with respect to a bond, the Company amortized the reduced book value back to the security’s expected recovery value over the remaining term of the bond. The Company continued to review the security for further impairment that would prompt another write-down in the value.

Mortgage loans are carried at unpaid balances, net of unamortized premium or discount. This measurement of mortgage loans on an amortized cost basis reduced by an allowance for credit losses representing a valuation allowance that is deducted from the amortized cost basis of mortgage loans to present the net carrying value at the amount expected to be collected on the mortgage loans.

Notes receivable are carried at unpaid balances, net of unamortized premium or discount. This measurement of notes receivable on an amortized cost basis reduced by an allowance for credit losses representing a valuation allowance that is deducted from the amortized cost basis of notes receivable to present the net carrying value at the amount expected to be collected on the notes receivable.

The Statement of Operations reflects the measurement of credit losses for newly recognized mortgage loans and notes receivable as well as the expected increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported mortgage loan balances. The Company uses judgment in determining the relevant information and estimation methods that are appropriate in establishing the valuation allowance for credit losses.The allowance for credit losses for mortgage loans and notes receivable with a more-than-insignificant amount of credit determination since origination is determined and the initial allowance for credit losses should be added to the purchase price of the mortgage loans rather than being reported as a credit loss expense.

While the Company utilizes its best judgment and information available, the ultimate adequacy of this allowance is dependent upon a variety of factors beyond our control, including the performance of the mortgage loan and notes receivable portfolios, the economy, and interest rates. The allowance for possible loan losses consists of specific valuation allowances established for probable losses on specific loans and a portfolio reserve for probably incurred but not specifically identified loans.

Note 3 – Investments

Available for Sale Securities – Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in available for sale securities are summarized as follows:

September 30, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$16,317,458	$0	$(1,044,198)	$15,273,260
U.S. special revenue and assessments	7,530,519	0	(487,454)	7,043,065
All other corporate bonds	89,360,347	37,216	(10,039,776)	79,357,787
	$113,208,324	$37,216	$(11,571,428)	$101,674,112

December 31, 2022	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available for sale:
Fixed maturities
U.S. Government and govt. agencies and authorities	$18,315,321	$0	$(1,104,146)	$17,211,175
U.S. special revenue and assessments	7,535,018	0	(335,918)	7,199,100
All other corporate bonds	91,429,481	65,529	(7,592,226)	83,902,784
	$117,279,820	$65,529	$(9,032,290)	$108,313,059

The amortized cost and estimated market value of debt securities at September 30, 2023, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fixed Maturities Available for Sale September 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$8,499,821	$8,429,455
Due after one year through five years	51,497,869	48,657,990
Due after five years through ten years	4,182,082	3,988,524
Due after ten years	21,892,608	18,524,135
Fixed maturities with no single maturity date	27,135,944	22,074,008
Total	$113,208,324	$101,674,112

The fair value of investments with sustained gross unrealized losses are as follows:

September 30, 2023	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,476,590	(24,645)	13,796,670	$(1,019,553)	15,273,260	$(1,044,198)
U.S. Special Revenue and Assessments	0	0	7,043,065	(487,454)	7,043,065	(487,454)
All other corporate bonds	7,585,524	(210,980)	70,741,578	(9,828,796)	78,327,102	(10,039,776)
Total fixed maturities	$9,062,114	(235,625)	91,581,313	(11,335,803)	100,643,427	$(11,571,428)

December 31, 2022	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$17,211,175	(1,104,146)	0	$0	17,211,175	$(1,104,146)
U.S. special revenue and assessments	7,199,100	(335,918)	0	0	7,199,100	(335,918)
All other corporate bonds	80,144,564	(7,592,226)	0	0	80,144,564	(7,592,226)
Total fixed maturities	$104,554,839	(9,032,290)	0	$0	104,554,839	$(9,032,290)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2023
Fixed maturities	7	47	54
As of December 31, 2022
Fixed maturities	57	0	57

Substantially all of the unrealized losses on fixed maturities at September 30, 2023 and December 31, 2022 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. Based upon Management’s review of the fixed maturity available-for-sale portfolio, an allowance for credit losses is not deemed necessary as of September 30, 2023.

There were no impairment losses recognized by the Company during the nine moths ended September 30, 2023. Management believes that the Company will fully recover its cost basis in the securities held as of September 30, 2023, and Management does not have the intent to sell nor is it more likely than not the Company will be required to sell such securities until they recover or mature.

Net unrealized losses included in other comprehensive income (loss) for investments classifies as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Unrealized appreciation (depreciation) on available-for-sale securities	$(11,534,212)	$(8,996,761)
Deferred income taxes	2,422,185	1,889,320
Net unrealized appreciation (depreciation) on available-for-sale securities	$(9,112,027)	$(7,107,441)

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains (losses) on investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized gains:
Sales of fixed maturities	$12,500	$0	$58,333	$4,683
Sales of equity securities	110,742	1,485,872	359,216	1,883,453
Sales of real estate	7,815,364	449,133	8,541,124	5,020,973
Sales of short-term investments	0	0	23,509	0
Total realized gains	7,938,606	1,935,005	8,982,182	6,909,109
Realized losses:
Sales of fixed maturities	0	0	0	(5,210)
Sales of equity securities	0	0	(7,966)	(109,636)
Sales of real estate	0	(34,547)	0	(34,547)
Sales of short-term investments	(374)	0	(374)	0
Total realized losses	(374)	(34,547)	(8,340)	(149,393)
Net realized investment gains (losses)	7,938,232	1,900,458	8,973,842	6,759,716
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(23,403)	7,097,738	(7,209,399)	14,462,029
Change in fair value of equity securities	(23,403)	7,097,738	(7,209,399)	14,462,029
Net investment gains (losses)	$7,914,829	$8,998,196	$1,764,443	$21,221,745
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(3,606,251)	$(7,122,856)	$(2,521,367)	$(23,436,431)
Net increase (decrease)	$(3,606,251)	$(7,122,856)	$(2,521,367)	$(23,436,431)

Cost Method Investments

The Company held equity investments with an aggregate cost of $15,683,343 at September 30, 2023 and December 31, 2022.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.  Based on Management’s evaluation of the expected cash flow of the investments, and the Company’s ability and intent to hold the investments for a reasonable period of time, the Company does not deem an other-than-temporary impairment necessary at September 30, 2023.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of September 30, 2023 was $0. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2022 was $0. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	September 30,
	2023	2022
Net unrealized gains (losses)	$0	$0
Net realized gains (losses)	0	0
Net unrealized and realized gains (losses)	$0	$0

	Nine Months Ended
	September 30,
	2023	2022
Net unrealized gains (losses)	$0	$0
Net realized gains (losses)	0	(13,283)
Net unrealized and realized gains (losses)	$0	$(13,283)

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

During the nine months ended September 30, 2023 and 2022, the Company acquired $2,050,124 and $1,755,496 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2023 and 2022, the maximum and minimum lending rates for the mortgage loan portfolio were:

	2023		2022
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	4.50%
Commercial Loans	8.75%	4.00%	7.00%	4.00%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	September 30, 2023	December 31, 2022
Farm	$338,207	$383,278
Commercial	14,610,583	30,102,775
Residential	206,897	212,641
Total mortgage loans	15,155,687	30,698,694
Less allowance for credit losses	(370,000)	0
Total mortgage loans, net	$14,785,687	$30,698,694

There were no past due loans as of September 30, 2023 and December 31, 2022.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2023 and 2022 the Company acquired  $3,579,241 and $5,870,657 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	September 30, 2023	December 31, 2022
Notes receivable	$13,352,860	$14,424,127
Less allowance for credit losses	(170,000)	0
Total notes receivable, net	$13,182,860	$14,424,127

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments - mortgage loans on real estate and notes receivable.

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

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine months ended September 30, 2023, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	September 30, 2023	December 31, 2022
Raw land	$7,471,926	$11,634,472
Commercial	5,847,661	5,124,847
Residential	4,738,882	3,402,502
Land, minerals and royalty interests	13,550,749	14,772,531
Total investment real estate	$31,609,218	$34,934,352

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2023 and December 31, 2022, investments in oil and gas royalties represented 43% and 42%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended  September 30, 2023 and 2022, the Company acquired $4,115,151 and $4,236,603 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2023 and 2022, the Company acquired $29,300,034 and $0, respectively, in short-term investments.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
September 30, 2023	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$15,273,260	$0	$0	$0	$15,273,260
U.S. special revenue and assessments	0	7,043,065	0	0	7,043,065
Corporate securities	0	79,357,787	0	0	79,357,787
Total fixed maturities	15,273,260	86,400,852	0	0	101,674,112
Equity securities:
Common stocks	38,069,750	5,435,800	6,840,062	92,615,146	142,960,758
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	38,069,750	5,435,800	8,087,062	92,615,146	144,207,758
Total financial assets	$53,343,010	$91,836,652	$8,087,062	$92,615,146	$245,881,870

December 31, 2022	Level 1	Level 2	Level 3	Net Asset Value	Total
Financial assets:
Fixed maturities available for sale:
U.S. Government and government agencies and authorities	$17,211,175	$0	$0	$0	$17,211,175
U.S. special revenue and assessments	0	7,199,100	0	0	7,199,100
Corporate securities	0	83,902,784	0	0	83,902,784
Total fixed maturities	17,211,175	91,101,884	0	0	108,313,059
Equity securities:
Common stocks	45,999,477	6,651,800	6,720,643	89,434,766	148,806,686
Preferred stocks	0	0	1,247,000	0	1,247,000
Total equity securities	45,999,477	6,651,800	7,967,643	89,434,766	150,053,686
Total financial assets	$63,210,652	$97,753,684	$7,967,643	$89,434,766	$258,366,745

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2023.

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
	Equity Securities at Fair Value	Equity Securities at Net Asset Value	Total
Balance at December 31, 2022	$7,967,643	$89,434,766	$97,402,409
Realized gains (losses)	0	95,606	95,606
Unrealized gains (losses)	(68,706)	(1,485,604)	(1,554,310)
Purchases	354,375	5,173,181	5,527,556
Sales	(166,250)	(602,803)	(769,053)
Balance at September 30, 2023	$8,087,062	$92,615,146	$100,702,208

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2023 and December 31, 2022 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

Financial Assets	Fair Value at September 30, 2023	Fair Value at December 31, 2022	Valuation Technique
Equities	$92,615,146	$89,434,766	Net Asset Value
Equities	8,087,062	7,967,643	Pricing Model
Total	$100,702,208	$97,402,409

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Company	Fair Value at September 30, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$38,234,062	$0	Quarterly	45 days
Non-Redeemable	54,381,084	6,298,697	n/a	n/a
Total	$92,615,146	$6,298,697

Investment Company	Fair Value at December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Common Stocks
Growth Equity
Redeemable	$43,724,562	$0	Quarterly	45 days
Non-Redeemable	45,710,204	7,779,867	n/a	n/a
Total	$89,434,766	$7,779,867

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Condensed Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at September 30, 2023 or December 31, 2022.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2023	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	15,683,343	0	0	15,683,343
Mortgage loans on real estate	14,785,687	14,007,952	0	0	14,007,952
Investment real estate	31,609,218	78,305,554	0	0	78,305,554
Notes receivable	13,182,860	13,320,399	0	0	13,320,399
Policy loans	6,160,290	6,160,290	0	0	6,160,290

	Carrying	Estimated
December 31, 2022	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Preferred stock, at cost	$15,683,343	15,683,343	0	0	15,683,343
Mortgage loans on real estate	30,698,694	29,735,873	0	0	46,906,538
Investment real estate	34,934,352	92,425,241	0	0	92,425,241
Notes receivable	14,424,127	14,812,523	0	0	14,812,523
Policy loans	6,567,434	6,567,434	0	0	6,567,434
Liabilities
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2022	Borrowings	Repayments	September 30, 2023
Lines of Credit:
UTG	11/20/2013	11/20/2023	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/6/2023	25,000,000	19,000,000	2,500,000	21,500,000	0

The UTG line of credit carries interest at a fixed rate of 6.500% and is payable monthly. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.  UTG is in the process of renewing this line of credit.

During October of 2023, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $18,946,634.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total  repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2023, the Company repurchased 26,863 shares through the stock repurchase program for $765,048. Through September 30, 2023, UTG has spent $20,074,486 in the acquisition of 1,353,076 shares under this program.

During 2023, the Company issued 26,911 shares of stock to management and employees as compensation at a cost of $674,390. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the nine months ended September 30, 2023 and 2022, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

The following table represents the total funding commitments and the unfunded commitment as of September 30, 2023 related to certain investments:

	Total Funding Commitment	Unfunded Commitment
RLF III, LLC	$4,000,000	$398,120
Sovereign’s Capital, LP Fund I	500,000	13,000
Sovereign's Capital, LP Fund II	1,000,000	76,732
Sovereign's Capital, LP Fund III	3,000,000	505,453
Garden City Companies, LLC	2,000,000	510,546
Carrizo Springs Music, LLC	5,000,000	189,711
Legacy Venture X, LLC	3,000,000	1,350,000
QCC Investment Co., LLC	1,500,000	150,000
Sovereign's Capital Evergreen Fund I, LLC	3,000,000	4,062
Sovereign's Capital Lower Middle Market Fund II, LP	3,000,000	1,768,904
Elisha's Properties, LLC	1,096,750	491,823
Granite Shoals Music, LLC	6,500,000	5,633,332
Legacy Venture XI, LLC	2,000,000	1,920,000
Great American Media Group, LLC	4,000,000	4,000,000

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

During 2023, the Company committed to fund a collateral loan for Great American Media Group, LLC ("GAMG"). GAMG makes draw requests on the loan as funds are needed to fund the operating needs of the Company.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2023	2022
Interest	$0	$31,244
Federal income tax	740,000	0

	Nine Months Ended
	September 30,
	2023	2022
Interest	$44,814	$61,440
Federal income tax	5,800,000	1,000,000

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2023 and 2022, approximately 51% and 49%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 22% and 20% of total life insurance in force at September 30, 2023 and  December 31, 2022, respectively.  Insurance ceded represented 39% of premium income for the nine months ended September 30, 2023 and 2022. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 28% and 31% of the Company’s total invested assets as of September 30, 2023 and December 31, 2022, respectively. The following table provides an allocation of the oil and gas investments by type.

September 30, 2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,034,870	$1,034,870
Equity securities, at fair value	81,985,219	0	81,985,219
Investment real estate	13,550,754	0	13,550,754
Notes receivable	2,000,000	0	2,000,000
Total	$97,535,973	$1,034,870	$98,570,843

December 31, 2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,060,710	$1,060,710
Equity securities, at fair value	93,811,806	0	93,811,806
Investment real estate	14,772,536	0	14,772,536
Notes receivable	1,950,657	0	1,950,657
Total	$110,534,999	$1,060,710	$111,595,709

At September 30, 2023 and December 31, 2022, the Company owned two equity securities that represented approximately 48% and 50%, respectively, of the total investments associated with the oil and gas industry.

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

On February 21, 2023 Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, assumed the title of President initially.  At the June 2023 Board of Directors meeting, the Board appointed Mr. Daniel Roberts as President of Universal Guaranty Life Insurance Company.  Mr. Correll continues to hold the President title for UTG, Inc.  Mr. Roberts was previously a Vice President with both companies.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining whether any decline in value is the result of a credit loss or other factors, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the nine-months ended September 30, 2023, there were no additions to or changes in the critical accounting policies disclosed in the 2022 Form 10-K, except for the January 1, 2023 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). See Note 2 – Recently Adopted Accounting Principles for further information regarding the adoption of ASU No. 2016-13.

Results of Operations

On a consolidated basis, the Company reported a net loss attributable to common shareholders of approximately $(1.7) million for the nine-month period ended September 30, 2023, and net income attributable to common shareholders of approximately $5.2 million for the three-month period ended September 30, 2023.

For the nine-month period ended September 30, 2022, the Company reported net income attributable to common shareholders of approximately $16.5 million and a net income attributable to common shareholders of approximately $8.1 million for the three-month period ended September 30, 2022.

Revenues

For the nine-month period ended September 30, 2023, the Company reported total revenues of approximately $16.0 million and for the same period in 2022 total revenues of approximately $40.9 million. The Company reported total revenues of approximately $12.7 million and $16.7 million for the three-month period ended September 30, 2023, and 2022, respectively.

The variance in total revenue between third quarter 2022 and 2023 results, and the year-to-date results, is primarily the result of the change in the fair value of equity securities. The Company reported a year-to-date 2023 loss in the change in the fair value of equity securities of approximately $(7.2) million and a third quarter 2023 loss of approximately $(23,000). Most of the unrealized stock losses in 2023 occurred during the first quarter.  It appears the markets have somewhat stabilized since then although continued volatility should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $14.2 million and $19.7 million for the nine-month-period ended September 30, 2023 and 2022, respectively. The Company reported $4.8 million and $7.7 million, respectively, of revenue before net investment gains (losses) for the third quarter of 2023 and 2022, respectively. The decline in the 2023 results, when compared to 2022, are the result of a decline in net investment income in the third quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net investment income	$3,432,684	$6,266,722	$9,994,645	$15,166,276
Net investment gains (losses)	$7,938,232	$1,900,458	$8,973,842	$6,759,716
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$(23,403)	$7,097,738	$(7,209,399)	$14,462,029

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Fixed maturities available for sale	$1,012,577	$1,025,578	$3,032,835	$3,125,400
Equity securities	250,435	719,953	949,096	2,057,986
Trading securities	0	0	0	(13,283)
Mortgage loans	242,073	307,492	916,524	907,284
Real estate	2,926,082	4,924,772	7,021,560	11,103,517
Notes receivable	354,125	273,376	1,087,103	659,024
Policy loans	103,137	121,097	327,353	369,297
Short-term investments	114,244	0	213,447	0
Cash and cash equivalents	333,643	43,812	700,182	53,746
Total consolidated investment income	5,336,316	7,416,080	14,248,100	18,262,971
Investment expenses	(1,903,632)	(1,149,358)	(4,253,455)	(3,096,695)
Consolidated net investment income	$3,432,684	$6,266,722	$9,994,645	$15,166,276

Net investment income represented 70% and 77% of the Company's revenue before net investment gains (losses) as of September 30, 2023 and 2022, respectively. For the third quarter ended September 30, net investment income represented 72% and 81% of revenue before net investment gains (losses) for 2023 and 2022, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities, real estate and cash and cash equivalents  investment portfolios.

Since the start of 2022, we have seen more volatility in the U.S. markets in general and have seen an increase in bonds yields. This is due to the Federal Open Market Committee (“FOMC”) aggressively raising interest rates to fight the inflation that is currently being experienced. As of September 30, 2023, the interest rate environment experienced eleven rate increases totaling 5.25% over the last 1.5 years. While these actions had a negative impact on some of our investments that we currently own, this will also allow for better yields on future investments acquired as current investments mature.

Earnings from the equity securities investment portfolio represented approximately 7% and 11% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2023 and 2022, respectively.  Income from the equity securities portfolio was down approximately 54% or $1,109,000 when comparing year to date 2023 and 2022 results.  Third quarter 2023 and 2022 earnings from equity securities represented approximately 5% and 10%, respectively, of the total investment income reported by the Company. Income from the equity securities portfolio was down approximately 65% when comparing third quarter 2023 and 2022 results.

The 2022 investment income from equity securities was exceptionally high, and the result of dividends from oil and gas equity securities. When comparing historical earnings, the 2023 earnings from the equity securities portfolio are more comparable to the third quarter and year to date results for 2021.

The earnings reported by the real estate investment portfolio represented 49% and 61% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2023 and 2022, respectively. Earnings from the real estate investment portfolio were down approximately $4.1 million when comparing year to date 2023 and 2022 results. Earnings reported by the real estate investment portfolio represented 55% and 66% of the total consolidated investment income for the third quarter 2023 and 2022, respectively, and is down approximately $2.0 million in the current year.

Earnings from the real estate investment portfolio are primarily related to the oil and gas and timber industries. In 2022, we experienced the reopening of the world economies post-COVID, and the demand for oil and gas and other commodities substantially increased, which resulted in increases in prices in the marketplace. Add to this the Russian invasion of Ukraine, and more upward pricing pressure was felt. In 2022, oil averaged $105 per barrel compared to an average price of $78 in 2023. Earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.

The following table reflects net investment gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed maturities available for sale	12,500	0	58,333	(527)
Equity securities	110,742	1,485,872	351,250	1,773,817
Real estate	7,815,364	414,586	8,541,124	4,986,426
Short-term investments	(374)	0	23,135	0
Consolidated net realized investment gains	7,938,232	1,900,458	8,973,842	6,759,716
Change in fair value of equity securities	(23,403)	7,097,738	(7,209,399)	14,462,029
	$7,914,829	$8,998,196	$1,764,443	$21,221,745

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of four small equity security holdings represents the realized investment gains from equity securities during 2023. In 2022, the Company sold two securities that represented a majority of the gain reported.

During 2023, the Company sold several smaller real estate land parcels located in Kentucky producing realized gains of approximately $760,000. Additionally, during third quarter 2023, the Company sold a large land parcel in West Virginia realizing a gain of approximately $7.6 million.  During 2022, the Company sold a real estate parcel in Kentucky that produced a gain of $3.5 million and a parcel in Georgia that produced a gain of $812,000.

The Company reported a year-to-date 2023 loss in the change in the fair value of equity securities of approximately $(7.2) million and a third quarter 2023 loss of approximately $(23,000). For the nine month period ended September 30, 2022, the Company reported a gain of approximately $14.5 million and a third quarter gain of approximately $7.1 million.

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

Year to date, the Company has seen negative results in its equity investments. However, most all the negative results occurred in the first quarter of 2023.  Since that time, we reported a slight rebound, and it appears to be the result of market stabilization.  Equity investments primarily in the oil and gas area represent almost all of the unrealized losses reported in 2023.  The Company experienced significant unrealized gains on these same investments in 2022.  Oil prices declined in early 2023 as concerns of recession intensified leading to a reduction in world demand for oil temporarily causing the price to decline.  Periodic pull backs and downward market adjustments are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $11.0 million for the nine month period ended September 30, 2023, a decrease of approximately 4% from the same period in 2022. Benefits, claims and settlement expenses represented approximately 58% and 59% of the Company's total expenses for the nine month periods ended September 30, 2023 and  2022, respectively. The other major expense category of the Company is operating expenses, which represented approximately 40% and 39% of the Company's total expenses for the nine month periods ended September 30, 2023 and 2022, respectively.

When comparing third quarter 2023 and 2022 results, total benefits and other expenses were up approximately 15%. Benefits, claims and settlement expenses represented 53% and 52% of the Company’s total expenses for the third quarter of 2023 and 2022, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 4% when comparing the nine months ended September 30, 2023, and 2022. When comparing third quarter 2023 and 2022 results, life benefits, claims and settlement expenses were up approximately 16%.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12.6 million, $12.8 million and $12.4 million in 2017, 2018 and 2019, respectively. During the three plus years of the pandemic, total death benefits were $14.3 million, $16.0 million, and $13.3 million in 2020, 2021, and 2022, respectively. When comparing the nine-month periods ended 2023 and 2022, there was a decline of approximately $420,000 in death benefits, net of reinsurance.  Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly showed throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits while not always directly related to COVID-19, were caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. In the latter half of 2022, claims appeared to be moving back to pre-pandemic levels.  This has continued throughout 2023.  While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.  For the nine months of 2023, the Company has had $63,000 of claims associated with COVID.

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

Operating expenses decreased approximately 1% in the  nine month period ended September 30, 2023 as compared to the same period in 2022. For third quarter operating expenses increased approximately 15% comparing 2023 to 2022.

While comparable year to date, there are three expense items that are different from the prior year, salary, charitable contributions and aircraft maintenance. The third quarter increase in expenses were from a bonus accrual related to the sale of the West Virginia real estate during the quarter and an increase in charitable contributions as the realized gain significantly increased our current year taxable income.  Charitable expense fluctuates based on reported taxable income of the Company.  Additionally, in 2022 the Company incurred maintenance expenses relating to the Company’s partially owned aircraft. The year to date 2023 aircraft maintenance expense is $316,000 less than year to date 2022. Expenses in the remaining categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of September 30, 2023, and December 31, 2022:

	September 30, 2023	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$101,674,112	29%	24%
Equity securities, at fair value	144,207,758	41%	35%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	14,785,687	4%	4%
Real Estate	31,609,218	9%	8%
Notes receivable	13,182,860	4%	3%
Policy loans	6,160,290	2%	1%
Short-term	23,393,115	7%	6%
Total investments	$350,696,383	100%	85%

	December 31, 2022	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$108,313,059	30%	24%
Equity securities, at fair value	150,053,686	41%	33%
Equity securities, at cost	15,683,343	4%	4%
Mortgage loans	30,698,694	8%	7%
Real Estate	34,934,352	10%	8%
Notes receivable	14,424,127	4%	3%
Policy loans	6,567,434	2%	1%
Short-term	3,596,941	1%	1%
Total investments	$364,271,636	100%	81%

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

The Company’s total investments represented 85% and 81% of the Company’s total assets as of September 30, 2023, and December 31, 2022, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 70% and 71%, of the total investments during 2023 and 2022, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(2.0) million and $(18.5) million as of September 30, 2023 and 2022, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

In the first quarter of 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASCD 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $540,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $35,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards ("Incurred Loss").

The updated guidance also amended the current other-than-temporary model for available-for-sale securities and requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized costs basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. See Note 2 – Recently Issued Accounting Standards – of the Condensed Consolidated Financial Statements for further information on this topic.

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

Capital Resources

Total shareholders' equity decreased by approximately 3% as of September 30, 2023, compared to December 31, 2022. The decrease is mainly attributable to a decrease in retained earnings, which is the result of the current year net loss reported by the Company and the decline in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of September 30, 2023, and December 31, 2022, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of September 30, 2023, the Parent company has received $2 million in dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2022, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $18.9 million as of September 30, 2023. During the fourth quarter of 2022, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2023, the Company repaid the entire outstanding principal balance.  The CMA agreement was renewed for another year in October 2023.

Consolidated Liquidity

Cash used in operating activities was approximately $9.7 million in 2023 and cash used in operating activities was approximately $0.3 million in 2022, respectively. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2023, the Company’s investing activities provided net cash of approximately $11.9 million and $10.8 million in 2022, respectively. The Company recognized proceeds of approximately $59.6 million and $37.1 million from investments sold and matured in 2023 and 2022, respectively.  The Company used approximately $47.6 million and $26.3 million to acquire investments during 2023 and 2022, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $20.0 million and $16.6 million during 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $0 and $19 million, respectively, in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $27.6 million as of September 30, 2023.  Additionally, the Company had short term investments of $23.4 million and a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $101.7 million however, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 13, 2023	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	November 13, 2023	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)