Form 10-K
period 2023-12-31
UTG INC
filed 2024-04-01
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $38.63 per share), had an aggregate market value of approximately $35,889,858.

At January 31, 2024 the Registrant had 3,164,779 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2023

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2023, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

At December 31, 2023, the Company had consolidated assets of $442 million, consolidated liabilities of $280 million and total shareholders’ equity of $163 million. The Company’s consolidated liabilities include policyholder liabilities and accruals of $243 million.

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

Because UG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2023 and 2022, respectively, approximately 51% and 50% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

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

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 28% and 31% of the Company’s total invested assets at December 31, 2023 and 2022, respectively.

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2023 and 2022, investments in oil and gas royalties represented 34% and 30%, respectively, of the total investment real estate portfolio.

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

Human Capital

As of December 31, 2023, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  These individuals are further supported by certain employees of First Southern National Bank (an affiliated entity) through a shared services arrangement.  Under this arrangement, the two entities utilize the services of the other’s staff in certain instances for the betterment of both entities.  Personnel within departments such as accounting, human resources and information technology are shared between the entities.  UTG’s operations are headquartered in Stanford, Kentucky. The Company respects, values and invites diversity in our team members, customers, suppliers, and community.  We seek to recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.  The Company strives to attract, develop, and retain talented individuals.  To attract such individuals, we provide professional and personal development opportunities to team members. In addition, we seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring and opportunities to interact with senior leaders.  We encourage our team members to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

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

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2023, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

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

Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2023, the Company repurchased 30,646 shares through the stock repurchase program for $881,966. Through December 31, 2023, UTG has spent $20,191,403 in the acquisition of 1,356,859 shares under this program.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Overall Process

Cybersecurity risk management is an important and continuously evolving focus for the Company. The Company monitors its information systems to proactively assess, identify, and manage risks from vulnerabilities and assess cybersecurity threats. The Company’s process for identifying and assessing material risks from cybersecurity threats operates alongside the Company’s broader overall risk assessment process. The policies and procedures are managed by internal and external resources and are believed to be reasonably designed to prevent, detect, and respond to cybersecurity risks and incidents.

The Company’s processes and procedures include regular network, endpoint, and cloud monitoring, vulnerability assessments, and penetration testing. Periodically, the Company engages external partners to conduct periodic audits of our systems, test our systems infrastructure, and suggest improvements. Through these channels and others, we work to proactively identify potential vulnerabilities in our information security system. The assessments, external penetration testing and internal vulnerability analysis follow the standards of the National Institute of Standards and Technology (“NIST”) – Guidelines on Network Security Testing.

The Company provides mandatory initial and annual training thereafter for personnel regarding security awareness as a means to equip the Company’s personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Company’s information security policies, standards, processes and practices. Training is supplemented by various testing initiatives, including social engineering testing.

Third-Party Access

The Company continues to make investments and partner with qualified third parties to enhance its cyber defense capabilities to monitor the evolving spectrum of cybersecurity risks in the operating environment, enhance defenses and improve resiliency against cybersecurity threats. The Company recognizes that we are exposed to cybersecurity threats associated with our use of third-party service providers. To minimize the risk and vulnerabilities to our own systems stemming from such use, we contract with a third-party consulting firm to assist us in identifying known cybersecurity threats and incidents of third-party service providers on a regular basis. In addition, we strive to minimize cybersecurity risks when we first select or renew a vendor by including cybersecurity risk as part of our overall vendor evaluation and due diligence process. A vendor management policy is in place. The vendor management policy calls for the evaluation of risk for each vendor based upon an assessment of the degree to which their relationship could expose the Company to risk in relation to the Company’s reliance on the vendor’s promise to perform and to protect customer privacy and based on the vendor’s fiscal strength.

Third parties that have access to our systems or customer data must have appropriate technical and organizational security measures and security control principles based on commercially acceptable security standards, and we require third parties in this class to agree by contract to manage their cybersecurity risks.

Enterprise Risk Management Process Integration

The Company leverages the expertise of independent consultants and audit firms to evaluate the effectiveness of our risk management systems and address potential cybersecurity incidents efficiently.

The Company utilizes a combination of third-party information security assessments, key technologies, and ongoing internal and external evaluations to provide a level of protection of non-public personal information, to continually monitor and attempt to safeguard information on its operating systems, in cloud-based solutions, and those of third-party service providers, and to prevent, quickly detect and respond to attacks. The Company also utilizes firewall technology, multi-factor authentication, complex password construction, and a combination of software and third-party monitoring to detect and prevent intrusion, and cybersecurity threats, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company’s information solutions.

Material Incidents

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. We, and the third parties that we engage, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

Cybersecurity Governance

Cybersecurity risk management processes are an integral part of the Company’s enterprise risk management. The Company’s management team, with assistance from a third-party advisor, is responsible for the day-to-day management of cybersecurity risks faced by the Company. The Board of Directors oversees the risk management policies of the Company and is responsible for the periodic review and approval of the risk management policies.

As part of its oversight of cybersecurity and informational security risk, the Board of Directors periodically receives updates on the results of third-party testing of the systems, processes, and procedures. The Board of Directors also receives periodic updates on cybersecurity and information security risks, industry trends, and best practices. The Company has established written policies and procedures to ensure that significant cybersecurity incidents are immediately investigated, addressed through the coordination of various internal departments, and publicly reported (to the extent required by applicable rules and regulations).

Item 2. Properties

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2023 and 2022.

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

	2023		2022

Period	High	Low	High	Low

First quarter	26.75	24.18	30.00	27.10
Second quarter	38.63	26.00	29.00	23.00
Third quarter	38.63	29.60	33.28	23.60
Fourth quarter	34.00	30.01	33.28	25.06

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

As of January 31, 2024 there were 4,139 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2023 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2023	1,411	$32.41	1,411	N/A	$1,879,781
Nov. 1 through Nov. 30, 2023	1,311	$30.01	1,311	N/A	$1,840,438
Dec. 1 through Dec. 31, 2023	1,061	$30.01	1,061	N/A	$1,808,597
Total	3,783		3,783

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2023, the Company repurchased 30,646 shares through the stock repurchase program for $881,966. Through December 31, 2023, UTG has spent $20,191,403 in the acquisition of 1,356,859 shares under this program.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

UTG has a strong philanthropic program.  The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  The Company also encourages its staff to be involved on a personal level through monetary giving, volunteerism and use of their talents to assist those less fortunate than themselves.  Through these efforts, the Company hopes to make a positive difference in the local community, state, nation, and world.

On February 21, 2023, Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, assumed the title of President initially.  At the September 2023 Board of Directors meeting, the Board appointed Mr. Daniel Roberts as President of Universal Guaranty Life Insurance Company.  Mr. Correll continues to hold the President title for UTG, Inc.  Mr. Roberts was previously a Vice President with both companies.

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

Fixed Maturity Investments – The Company classifies its fixed maturity investments, which include bonds, as available for sale. Investments classified as available for sale are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. While the available-for-sale fixed maturity securities are generally expected to be held to maturity, they are classified as available-for-sale and are sold periodically to manage risk. Although all of the fixed maturity securities are classified as available-for-sale, the Company has the ability and intent to hold the securities until maturity.  The Company has an evaluation process in place to monitor fixed maturity securities available for sale for credit loss. See Note 2 - Investments for further disclosure of the allowance for credit loss (“ACL”).

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

Mortgage Loans on Real Estate – Mortgage loans on real estate are reported at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The Company recognizes an ACL in earnings at time of purchase or origination based on expected lifetime credit loss on mortgage loans carried at amortized cost, in an amount that represents the portion of the amortized cost basis of such financing receivables, that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. See Note 2 - Investments for further discussion of the ACL.

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

Notes Receivable – Notes receivable are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Interest accruals are analyzed based on the likelihood of repayment. The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. The Company recognizes an ACL in earnings at time of purchase or origination based on expected lifetime credit loss on notes receivable carried at amortized cost, in an amount that represents the portion of the amortized cost basis of such financing receivables, that the Company does not expect to collect, resulting in notes receivable being presented at the net amount expected to be collected. See Note 2 - Investments for further discussion of the ACL.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $2.0 million and $34.3 million in 2023 and 2022, respectively.  In 2023, income before income taxes was approximately $2.0 million compared to $44.0 million in 2022.  Total revenues were approximately $25.4 million in 2023 and $70.0 million in 2022.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2023 and 2022.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

The Company reported a change in fair value of equity securities of approximately $(3.8) million and $33.7 million for the years ended December 31, 2023 and 2022, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  These results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Total benefits and other expenses paid in 2023 were approximately $23.5 million compared to $25.8 million in 2022.

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

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, declined approximately 6% when comparing 2023 to 2022.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2023 and 2022 was approximately 96.7% and 96.8%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year. A positive impact on premium income is the consistency of the lapse percentage. Persistency of the business has been consistent over the last several years. The lapse percentages were 3.3% and 3.2% for 2023 and 2022, respectively.

The following table summarizes the Company’s investment performance for the years ended December 31:

	2023	2022
Net investment income	$14,141,809	$20,811,471
Net realized investment gains	9,463,843	14,168,911
Change in fair value of equity securities	(3,830,793)	33,690,712

The following table reflects net investment income of the Company for the years ended December 31:

	2023	2022
Fixed maturities	$4,184,070	$4,318,591
Equity securities	2,710,201	6,157,942
Trading securities	0	(13,283)
Mortgage loans	1,115,145	1,580,647
Real estate	8,318,201	11,640,759
Notes receivable	1,371,973	933,886
Policy loans	433,556	489,823
Cash and cash equivalents	1,007,840	203,250
Short-term investments	529,125	5,056
Total consolidated investment income	19,670,111	25,316,671
Investment expenses	(5,528,302)	(4,505,200)
Consolidated net investment income	$14,141,809	$20,811,471

Net investment income represented 71% and 78% of the Company’s revenue before net investment gains (losses) as of December 31, 2023 and 2022, respectively. Income from the fixed maturities, equity securities, and real estate portfolios represented 77% and 87%, respectively, of the gross investment income reported by the Company for 2023 and 2022.

Since the start of 2022, we have seen more volatility in the U.S. markets in general and have seen an increase in bonds yields. This is due to the Federal Open Market Committee (“FOMC”) aggressively raising interest rates to fight the inflation that is currently being experienced. As of December 31, 2023, the interest rate environment experienced eleven rate increases totaling 5.25% over the past two years. While these actions had a negative impact on some of our investments that we currently own, this will also allow for better yields on future investments acquired as current investments mature.

Earnings from the fixed maturities investment portfolio represented 30% and 21% of the total consolidated net investment income for the years ended December 31, 2023 and 2022, respectively. When comparing earnings from the fixed maturities portfolio for the years ended December 31, 2023 and 2022 income was down approximately 3%. The decrease is due to the maturity of certain fixed maturity investments during 2023. The Company’s investment in fixed maturities continues to decline as we have, for the most part, chosen not to reinvest in fixed maturities. As of December 31, 2023 and 2022, fixed maturities represented 29% and 30%, respectively, of the total investments owned by the Company.

Earnings from the equity securities portfolio represented 19% and 30% of the total consolidated net investment income for the years ended December 31, 2023 and 2022, respectively. Earnings were down approximately $3.4 million when comparing current year and prior year results. The 2022 investment income from equity securities was exceptionally high, and the result of dividends from oil and gas equity securities. While the oil and gas equity securities continued to pay dividends in 2023, they were down substantially from the prior year.

Earnings from the real estate portfolio represented 59% and 56% of the total consolidated net investment income for the years ended December 31, 2023 and 2022, respectively. Earnings were down about $3.3 million when comparing current year and prior year results.

During 2023, the Company received $550,000 of income from timber sales as compared to $2.3 million in the prior year. Included in the 2023 and 2022 real estate income is approximately $4.2 million and $10.4 million of income from oil and gas royalty distributions, respectively. Income from oil and gas royalties represented approximately 50% and 55% of the real estate income for 2023 and 2022, respectively.

Earnings from the equity securities and real estate investment portfolios are primarily related to the oil and gas and timber industries. In 2022, we experienced the reopening of the world economies post-COVID, and the demand for oil and gas and other commodities substantially increased, which resulted in increases in prices in the marketplace. Add to this the Russian invasion of Ukraine, and more upward pricing pressure was felt. In 2022, oil averaged $95 per barrel compared to an average price of $78 in 2023. Earnings from the real estate investment portfolio are expected to vary depending on the real estate activities and the potential distributions that may occur.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2023	2022
Fixed maturities available for sale	$58,333	$(528)
Equity securities	812,035	8,877,148
Real estate	8,577,155	5,292,291
Short term investments	16,320	0
Equity securities - OTTI	0	(5,000,000)
Consolidated net realized investment gains	9,463,843	9,168,911

Change in fair value of equity securities - held	(5,875,079)	19,212,045
Change in fair value of equity securities - sold	2,044,286	14,478,667
Total change in fair value of equity securities	(3,830,793)	33,690,712

Net investment gains	$5,633,050	$42,859,623

Realized investment gains are the result of one-time events and are expected to vary from year to year.

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The total gains from equity securities sold in 2023 were approximately $2.9 million, of which $812,035 is being reported as gains from equity securities and $2.0 million is reported as a component of the change in the fair value of equity securities. The gains were the result of selling several small equity securities holdings.

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

The Company reported a change in fair value of equity securities of approximately $(3.8) million and $33.7 million for the years ended December 31, 2023 and 2022, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations, and this line item can also be extremely volatile. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value less of a concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

In 2022, the Company recognized an other-than-temporary impairments of $5 million on an equity security. The other-than-temporary impairment recognized during 2023 was taken as a result of Management’s assessment and determination of value of the investment. The investment was written down to better reflect its current expected value.

During 2023, the Company sold several pieces of real estate located in Kentucky producing realized gains of approximately $940,000. Additionally, during third quarter 2023, the Company sold a large land parcel in West Virginia realizing a gain of approximately $7.6 million.  During 2022, the Company sold a real estate parcel in Kentucky that produced a gain of $3.0 million and a parcel in Georgia that produced a gain of $812,000.

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

Expenses

The Company reported total benefits and other expenses of approximately $23.5 million and $25.8 million for the years ended December 31, 2023 and 2022, respectively. Benefits, claims and settlement expenses represented approximately 62% and 57% of the Company’s total expenses for 2023 and 2022, respectively.  The other major expense category of the Company is operating expenses, which represented 36% and 41% of the Company’s total expenses for 2023 and 2022, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits, were comparable for 2022 and 2023.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

Early in the COVID-19 pandemic, the Company implemented a process to monitor death claims resulting from COVID-19. Prior to the pandemic, death benefits were $12.6 million, $12.8 million and $12.4 million in 2017, 2018 and 2019, respectively. During the three plus years of the pandemic, total death benefits were $14.3 million, $16.0 million, and $13.3 million in 2020, 2021, and 2022, respectively. Death benefits of the Company have been higher than recent past experience, even when adjusting for the identified COVID-19 claims. This anomaly showed throughout the entire U.S. insurance industry. Industry experts believe this increase in death benefits, while not always directly related to COVID-19, were caused indirectly by the pandemic due to delays in medical care as a result of the lockdown in 2020 and then later, people’s fears of seeking out treatment and trouble making up appointments. This is further compounded by depression from isolation. In the latter half of 2022, claims appeared to be moving back to pre-pandemic levels.  This has continued throughout 2023.  While we believe our mortality experience has returned to pre-pandemic norms, we cannot be absolutely certain at this time.  During 2023, the Company paid approximately $75,000 of claims associated with COVID.

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

Overall, the Company’s persistency for business in-force remained relatively steady at 96.7% in 2023 compared to 96.8% in 2022. The Company’s actual experience for earned interest, persistency, and mortality varies from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company’s actual experience and those assumptions applied may affect the profitability of the Company. Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.

Operating expenses decreased approximately 20% or $2.1 million in 2023 as compared to that of the same period in 2022. When comparing 2023 and 2022 expenses, two expense categories make up the majority of the decline - charitable contributions and aircraft maintenance.

Charitable expenses fluctuate based on reported taxable income of the Company. Repairs and maintenance expenses related to an aircraft partially owned by the Company were down approximately 73% when comparing 2023 and 2022 activity. In 2022, there were significant maintenance needs that were addressed. Expenses in the remaining categories were comparable between years.

As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program.  The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company. In 2023, the Company paid approximately $582,000 in charitable donations as compared to $2.1 million in 2022.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2023	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$105,909,836	29%	24%
Equity securities, at fair value	156,550,812	43%	35%
Equity securities, at cost	15,977,368	4%	4%
Mortgage loans	15,318,176	4%	3%
Real estate	21,975,120	6%	5%
Notes receivable	14,009,225	4%	3%
Policy loans	6,018,248	2%	1%
Short-term investments	29,132,236	8%	7%
Total investments	$364,891,021	100%	82%

	2022	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$110,813,059	31%	25%
Equity securities, at fair value	150,053,686	41%	34%
Equity securities, at cost	21,891,896	6%	5%
Mortgage loans	30,698,694	8%	7%
Real estate	26,225,799	7%	6%
Notes receivable	14,424,127	4%	3%
Policy loans	6,567,434	2%	1%
Short-term investments	3,596,941	1%	1%
Total investments	$364,271,636	100%	82%

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

The Company’s total investments represented 83% and 81% of the Company’s total assets as of December 31, 2023 and 2022, respectively. Fixed maturities and equity securities, at fair value, consistently represent the majority, of the Company’s total investments – 72% in 2023 and 2022. The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of December 31, 2023 and 2022.

As of December 31, 2023, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as “investments available-for-sale”.  Investments available-for-sale are carried at market value, with changes in market value charged directly to the other comprehensive income component of shareholders’ equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $2.2 million and $(17.4) million as of December 31, 2023 and 2022, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

In the first quarter of 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASCD 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $524,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $51,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

The updated guidance also amended the current other-than-temporary model for available-for-sale securities and requires the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized costs basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists. See Note 1 – Recently Issued Accounting Standards – of the Consolidated Financial Statements for further information on this topic.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG’s cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2023 and 2022, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2023, the Parent company received $2 million in dividends from its insurance subsidiary and $3 million in 2022. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2023, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20.3 million. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 5.47%. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $9.8 million and $5.3 million in 2023 and 2022, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2023 and 2022, the Company’s investing activities provided net cash of approximately $6.9 million and $26.2 million, respectively. The Company recognized proceeds of approximately $79.6 million and $79.7 million from investments sold and matured in 2023 and 2022, respectively.  The Company used approximately $(72.7) million and $(53.5) million to acquire investments during 2023 and 2022, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $1.2 million and $6.4 million during 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $19 million in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $41.2 million and $45.3 million as of December 31, 2023 and 2022, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $103.4 million and $108.3 million at December 31, 2023 and 2022, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2023 and 2022 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $19 million of debt outstanding as of December 31, 2023 and 2022.

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

At December 31, 2023, UG has a ratio of approximately 6.19, which is 619% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2023, the Company repurchased 30,646 shares through the stock repurchase program for $881,966. Through December 31, 2023, UTG has spent $20,191,403 in the acquisition of 1,356,859 shares under this program.

Total shareholders’ equity was approximately $161.7 million and $158.0 million as of December 31, 2023 and 2022, respectively. Total shareholders’ equity increased approximately 2% in 2023 as compared to 2022.  The increase is primarily attributable to net income from operations. As of December 31, 2023 and 2022, the Company reported accumulated other comprehensive loss of approximately $(4.9) million and $(7.1) million, respectively.

For the period ended December 31, 2023, the Company recognized an increase in accumulated other comprehensive income of approximately $2.2 million and a decrease in accumulated other comprehensive income of approximately $(17.4) million for the same period in the prior year. The fluctuations in accumulated other comprehensive income (loss) are the result of unrealized gains (losses) on fixed maturity securities. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of UTG, Inc. and Subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Classification, Valuation and Disclosure of Investments in Equity Securities – Refer to Notes 1 and 3
Critical Audit Matter Description

The Company invests in numerous equity securities including common stocks, limited partnerships and limited liability companies that are not publicly traded and may not have readily determinable fair values.  These investments require a detailed analysis of the type of investment on an investment by investment basis to determine the appropriate classification of the investment as to whether the investment should be reported using the cost basis, the equity method or whether the investment should be reported at fair value based on the accounting literature.  Since these investments are not publicly traded, the Company employs various methods in determining the appropriate valuation of the investments reported at fair value.  These methods at times includes utilizing industry specialists in assisting them in determining the fair value method and at other times, management is able to utilize the practical expedient of net asset value when the investment is in an investment company.  These methods at times depend on key inputs and assumptions crucial to determining fair value that may not be observable requires managerial judgment and estimation.  Last, the disclosure of this information in the Company’s financial statements can be challenging to management due to the volume of data and information needed to appropriately provide the necessary and generally accepted information so that a reader to understand the classification and valuation decisions made by management.

The audit of these equity investments requires a substantial amount of time and effort in order to obtain the necessary audit evidence and opine on management’s classification, valuation and disclosure of the investments.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the equity investments that are not publicly traded included the following procedures, among others:

•	We gained an understanding of the processes and procedures utilized by management to classify these investments and determine their values
•	We obtained documentation supporting the investments including purchase agreements, partnership agreements and limited liability company operating agreements as appropriate for each investment
•
We discussed and documented management’s determination of the classification of each investment as to cost method, equity method or fair value, including whether management asserted significant influence over operations of the investment

•	We obtained confirmation of the investment from investment entity personnel, and if appropriate, audited financial statements of the investment entity
•
We obtained and discussed valuation information from industry specialists when appropriate  and when utilized by management in determining the fair value of an equity investment and considered and evaluated the valuation information provided by the specialist in concluding on the fair value estimated by management for financial reporting

•	For a selection of equity investments, we recalculated the Company’s valuation based on information obtained via confirmation, agreements and/or valuation specialists
•
We obtained and accumulated detailed information on the investments provided by management for disclosure of these investments in the financial statements and agreed this information to the documents obtained as a part of our audit procedures for purposes of classification and valuation

Future Policy Benefits – Refer to Note 1
Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities.  Such liabilities are established based on actuarial assumptions at the time policies are issued, or in the case of contracts acquired by purchase, at the purchase date. The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations.   The Company’s future policy benefits liability was $ 223.8 million as of December 31, 2023.

The audit of future policy benefits requires the utilization of an actuarial specialist when considering the complex methods, assumptions and models management utilizes in determining the value of these liabilities.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

•	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits
•	We tested the underlying data used by management in developing the valuation and the completeness and accuracy of the data
•	We performed various analytical procedures
•
We obtained an opinion from management’s actuarial specialist confirming that the actuarial assumptions and methodologies used were reasonable and in accordance with presently accepted actuarial standards

•	We confirmed the independence of management’s consulting actuarial specialist and reviewed her qualifications as appointed consulting actuary

We have served as the Company’s auditor since 2023.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UTG, Inc. and Subsidiaries (collectively the "Company" or “UTG”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Armanino LLP

St. Louis, Missouri

We began serving as the Company’s auditors in 2005. In 2023, we became the predecessor auditor.

March 24, 2023, except for the effects of the tables reflecting the impact of the revisions as of and for the year ended December 31, 2022, discussed in Note 15 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s annual report (Form 10-K) as to which the date is March 29, 2024.

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2023 and 2022

ASSETS

	2023	2022

Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $109,554,738 and $117,279,820)	$103,409,836	$108,313,059
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $89,387,893 and $77,015,688)	156,550,812	150,053,686
Equity securities, at cost	15,977,368	21,891,896
Mortgage loans on real estate at amortized cost (net of credit loss reserve of $274,000 and $0)	15,318,176	30,698,694
Investment real estate, net	21,975,120	26,225,799
Notes receivable (net of credit loss reserve of $250,000 and $0)	14,009,225	14,424,127
Policy loans	6,018,248	6,567,434
Short-term investments	29,132,236	3,596,941
Total investments	364,891,021	364,271,636

Cash and cash equivalents	41,185,196	45,290,385
Accrued investment income	2,001,064	1,371,677
Reinsurance receivables:
Future policy benefits	23,847,623	24,318,030
Policy claims and other benefits	4,734,575	4,638,857
Cost of insurance acquired	2,036,896	2,698,153
Income taxes receivable	2,128,027	0
Other assets	884,531	4,945,627
Total assets	$441,708,933	$447,534,365
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$223,757,860	$229,582,664
Policy claims and benefits payable	4,188,917	4,072,879
Other policyholder funds	260,892	318,096
Dividend and endowment accumulations	14,749,258	14,802,746
Income taxes payable	0	4,189,081
Deferred income taxes	12,426,840	11,582,138
Notes payable	19,000,000	19,000,000
Other liabilities	5,635,373	5,958,385
Total liabilities	280,019,140	289,505,989

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,165,320 and 3,164,809 shares issued and outstanding
	3,167	3,166
Additional paid-in capital	32,613,817	32,693,972
Retained earnings	133,491,797	131,989,352
Accumulated other comprehensive loss	(4,882,317)	(7,111,586)
Total UTG shareholders' equity	161,226,464	157,574,904
Noncontrolling interest	463,329	453,472
Total shareholders' equity	161,689,793	158,028,376
Total liabilities and shareholders' equity	$441,708,933	$447,534,365

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenue:
Premiums and policy fees	$7,918,235	$8,384,604
Ceded reinsurance premiums and policy fees	(2,553,010)	(2,697,382)
Net investment income	14,141,809	20,811,471
Other income	280,303	350,519
Revenues before net investment gains (losses)	19,787,337	26,849,212
Net investment gains (losses):
Other-than-temporary impairments	0	(5,000,000)
Other realized investment gains, net	9,463,843	14,168,911
Change in fair value of equity securities	(3,830,793)	33,690,712
Total net investment gains	5,633,050	42,859,623
Total revenues	25,420,387	69,708,835

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	16,089,474	15,703,526
Ceded reinsurance benefits and claims	(2,882,312)	(2,449,533)
Annuity	1,029,885	1,029,156
Dividends to policyholders	302,685	311,400
Commissions	(102,971)	(116,571)
Amortization of cost of insurance acquired	661,257	688,348
Operating expenses	8,368,135	10,497,302
Interest expense	28,389	108,722
Total benefits and other expenses	23,494,542	25,772,350

Income before income taxes	1,925,845	43,936,485
Income tax expense (benefit)	(144,247)	9,572,139

Net income	2,070,092	34,364,346

Net income attributable to noncontrolling interest	(113,397)	(106,341)

Net income attributable to common shareholders	$1,956,695	$34,258,005

Amounts attributable to common shareholders:

Basic income per share	$0.62	$10.81

Diluted income per share	$0.62	$10.81

Basic weighted average shares outstanding	3,176,757	3,167,719

Diluted weighted average shares outstanding	3,176,757	3,167,719

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2023 and 2022

	2023	2022

Net income	$2,070,092	$34,364,346

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	2,867,943	(21,981,097)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(592,591)	4,615,943
Unrealized holding gains (losses) arising during period, net of tax	2,275,352	(17,365,154)

Less reclassification adjustment for (gains) losses included in net income	(58,333)	528
Tax expense (benefit) for (gains) losses included in net income	12,250	(111)
Reclassification adjustment for (gains) losses included in net income, net of tax	(46,083)	417
Subtotal: Other comprehensive income (loss), net of tax	2,229,269	(17,364,737)

Comprehensive income	4,299,361	16,999,609

Less comprehensive income attributable to noncontrolling interests	(113,397)	(106,341)

Comprehensive income attributable to UTG, Inc.	$4,185,964	$16,893,268

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders’ Equity

Year ended December 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$3,166	32,693,972	131,989,352	(7,111,586)	453,472	158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	31	801,781	0	0	0	801,812
Treasury shares acquired and retired	(30)	(881,936)	0	0	0	(881,966)
Net income attributable to common shareholders	0	0	1,956,695	0	0	1,956,695
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	2,229,269	0	2,229,269
Distributions	0	0	0	0	(103,540)	(103,540)
Gain attributable to noncontrolling interest	0	0	0	0	113,397	113,397
Balance at December 31, 2023	$3,167	32,613,817	133,491,797	(4,882,317)	463,329	161,689,793

Year ended December 31, 2022	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2022	$3,167	32,780,587	97,731,347	10,253,151	476,555	141,244,807
Common stock issued during year	23	599,169	0	0	0	599,192
Treasury shares acquired and retired	(24)	(685,784)	0	0	0	(685,808)
Net income attributable to common shareholders	0	0	34,258,005	0	0	34,258,005
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(17,364,737)	0	(17,364,737)
Distributions	0	0	0	0	(128,824)	(128,824)
Gain attributable to noncontrolling interest	0	0	0	0	105,741	105,741
Balance at December 31, 2022	$3,166	32,693,972	131,989,352	(7,111,586)	453,472	158,028,376

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net income	$2,070,092	$34,364,346
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(314,042)	138,587
Other-than-temporary impairments	0	5,000,000
Realized investment gains, net	(9,463,843)	(14,168,911)
Change in fair value of equity securities	3,830,793	(33,690,712)
Unrealized trading losses included in income	0	1,086
Realized trading losses included in income	0	12,197
Amortization of cost of insurance acquired	661,257	688,348
Provision for deferred income tax expense	372,861	2,517,685
Depreciation and depletion	728,887	2,032,627
Stock-based compensation	801,812	599,192
Charges for mortality and administration of universal life and annuity products	(5,692,118)	(5,943,417)
Interest credited to account balances	3,646,515	3,767,177
Change in accrued investment income	(629,387)	(107,518)
Change in reinsurance receivables	374,689	210,672
Change in policy liabilities and accruals	(3,535,674)	(2,836,498)
Change in income taxes receivable (payable)	(6,317,108)	5,164,454
Change in other assets and liabilities, net	3,679,893	(3,083,634)
Net cash used in operating activities	(9,785,373)	(5,334,319)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	7,558,333	13,128,136
Equity securities	7,838,385	36,126,454
Trading securities	0	17,983
Mortgage loans	17,770,810	3,655,779
Real estate	16,531,219	12,659,854
Notes receivable	4,944,143	12,329,505
Policy loans	1,453,634	1,752,613
Short-term investments	23,490,815	0
Total proceeds from investments sold and matured	79,587,339	79,670,324
Cost of investments acquired:
Fixed maturities available for sale	0	(2,614,165)
Equity securities	(12,454,268)	(27,523,161)
Trading securities	0	(32,382)
Mortgage loans	(2,654,293)	(5,158,911)
Real estate	(3,417,744)	(4,586,280)
Notes receivable	(4,779,241)	(9,030,657)
Policy loans	(904,446)	(929,549)
Short-term investments	(48,473,476)	(3,591,885)
Total cost of investments acquired	(72,683,468)	(53,466,990)
Net cash provided by investing activities	6,903,871	26,203,334
Cash flows from financing activities:
Policyholder contract deposits	4,056,116	4,555,115
Policyholder contract withdrawals	(4,294,297)	(5,106,391)
Proceeds from notes payable/line of credit	21,500,000	58,500,000
Payments of principal on notes payable/line of credit	(21,500,000)	(63,500,000)
Purchase of treasury stock	(881,966)	(685,808)
Noncontrolling contributions/(distributions) of consolidated subsidiary	(103,540)	(128,824)
Net cash used in financing activities	(1,223,687)	(6,365,908)
Net increase (decrease) in cash and cash equivalents	(4,105,189)	14,503,107
Cash and cash equivalents at beginning of year	45,290,385	30,787,278
Cash and cash equivalents at end of year	$41,185,196	$45,290,385

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2023, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

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

Investments – The Company reports its investments as follows:

Investments in Fixed Maturity Securities – The Company classifies its investments in fixed maturity securities on the acquisition date and at each balance sheet date. Securities classified as held-to-maturity consist of redeemable preferred stock, and are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Securities classified as available-for-sale consist of bonds and are carried at fair value with unrealized gains and losses, net of deferred taxes, reflected directly in accumulated other comprehensive income.  Premiums and discounts on debt securities purchased at other than par value are amortized and accreted, respectively, to interest income in the Consolidated Statements of Operations, using the constant yield method over the period to maturity. The Company has an evaluation process in place to monitor fixed maturity securities available for sale for credit loss. See Note 2 - Investments for further disclosure of the allowance for credit loss (“ACL”).

Equity Securities at Fair Value – Investments in equity securities, which include common and perpetual preferred stocks, are reported at fair value with unrealized gains and losses reported as a component of net income (loss).

Equity Securities at Cost – These investments are reported at their cost basis, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Mortgage Loans on Real Estate – Mortgage loans on real estate are reported at their unpaid principal balances, adjusted for amortization of premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. The Company recognizes an ACL in earnings at time of purchase or origination based on expected lifetime credit loss on mortgage loans carried at amortized cost, in an amount that represents the portion of the amortized cost basis of such financing receivables, that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. See Note 2 - Investments for further discussion of the ACL.

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

Notes Receivable – Notes receivable are reported at their unpaid principal balances, adjusted for valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected. Interest accruals are analyzed based on the likelihood of repayment. The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. The Company recognizes an ACL in earnings at time of purchase or origination based on expected lifetime credit loss on notes receivable carried at amortized cost, in an amount that represents the portion of the amortized cost basis of such financing receivables, that the Company does not expect to collect, resulting in notes receivable being presented at the net amount expected to be collected. See Note 2 - Investments for further discussion of the ACL.

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

Fair Value – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Subsequent to initial recognition, fair values are based on unadjusted quoted prices for identical assets or liabilities in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical assets or liabilities, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment are used to determine the estimated fair value of assets and liabilities. These unobservable inputs can be based on Management’s judgment, assumptions or estimation and may not be observable in market activity. Unobservable inputs are based on Management’s assumptions about the inputs market participants would use in pricing the assets. For more specific information regarding the Company’s measurements and procedures in valuing financial instruments, see Note 3 – Fair Value Measurements.

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

Reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsurance contracts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, or when events or changes in circumstances indicate that its carrying amount may not be recoverable, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, consistent with the credit loss guidance which requires recording an allowance for credit loss (“ACL”). See Note 4 - Reinsurance for additional information.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2023 and 2022.

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

Recently Issued Accounting Standards

The following Accounting Standard Update (“ASU)”) was adopted in 2023:

In the first quarter of 2023, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposure such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses.

The Company adopted ASC 326 and all related subsequent amendments thereto using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposure. The transition adjustment of the adoption of CECL included an increase in the allowance for credit losses on loans of $524,000, which is presented as a reduction to net loans outstanding, and an increase in the allowance for credit losses on unfunded commitments of $51,000, which is recorded within other liabilities. The Company recorded a net decrease to retained earnings of $454,250 as of January 1, 2023 for the cumulative effect of adopting CECL, which reflects the transition adjustments noted above, net of the applicable deferred tax assets recorded. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with previously applicable accounting standards (“Incurred Loss”).

ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2023 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are disclosed below:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Amendments in this update require that public business entities, on an annual basis: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this updated require that all entities disclose on an annual basis the following information about income taxes: (1) the amounts of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the impact of the guidance on its consolidated financial statements.

The FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. This ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company does not expect ASU 2023-07 to have a material impact on its consolidated financial statements.

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

Reclassifications - Certain reclassifications have been made to the 2022 Consolidated Financial Statements to make them comparable to the current year Consolidated Financial Statements. The Company has elected to reclassify certain investments on the Consolidated Balance Sheets and related footnotes for prior periods to conform with the presentation in the fiscal year ended December 31, 2023. The Company has elected to reclassify $8.7 million out of investment in real estate, net, into equity securities, at cost and to reclassify $2.5 million out of equity securities, at cost, to a new item titled held to maturity, redeemable preferred stock, at amortized cost. There were no revisions to the Consolidated Statements of Operations or the Consolidated Statements of Shareholders’ Equity. There were no changes to net income attributable to common shareholders or total shareholders’ equity.

Revision of previously issued financial statements – The Company identified an error in its previously issued Consolidated Financial Statements related to the presentation of the Consolidated Statements of Comprehensive Income (Loss). The impact of the error to the prior period’s Consolidated Financial Statements was not considered to be material. In order to improve the consistency and comparability of the Consolidated Financial Statements, Management revised the Consolidated Financial Statements to include the revision discussed herein. See Note 15 - Revision of Previously Issued Consolidated Financial Statements for details of the revision.

Note 2 – Investments

Investment Risks and Uncertainties

Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of ACL and impairments, and the recognition of income on certain investments. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the Consolidated Financial Statements.

The determination of ACL and impairments is highly subjective and is based upon quarterly evaluations and assessments of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available.

 Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows for the years ended December 31:

2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and govt. agencies and authorities	$14,316,976	$0	$(729,197)	$13,587,779
U.S. special revenue and assessments	7,528,985	0	(220,527)	7,308,458
All other corporate bonds	87,708,777	89,004	(5,284,182)	82,513,599
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$112,054,738	$89,004	$(6,233,906)	$105,909,836

2022 (1)	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and govt. agencies and authorities	$18,315,321	$0	$(1,104,146)	$17,211,175
U.S. special revenue and assessments	7,535,018	0	(335,918)	7,199,100
All other corporate bonds	91,429,481	65,529	(7,592,226)	83,902,784
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$119,779,820	$65,529	$(9,032,290)	$110,813,059

(1)          The Company has elected to reclassify certain investments to conform with the presentation for the year ended December 31, 2023. These reclassifications had no impact on previously reported net income.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2023, by contractual maturity date, is shown below.

Fixed Maturity Securities December 31, 2023	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,990,370	$10,832,220
Due after one year through five years	45,486,425	44,009,137
Due after five years through ten years	6,664,901	6,664,497
Due after ten years	21,851,378	20,078,690
Fixed maturities with no single maturity date	27,061,664	24,325,292
Total	$112,054,738	$105,909,836

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options.
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

The Company held below investment grade investments with an estimated market value of $0 as of December 31, 2023 and 2022.

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position as of December 31:

2023	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,497,390	(3,696)	$12,090,389	(725,501)	$13,587,779	(729,197)
U.S. special revenue and assessments	0	0	7,308,458	(220,527)	7,308,458	(220,527)
All other corporate bonds	544,610	(2,319)	73,678,567	(5,281,863)	74,223,177	(5,284,182)
Total fixed maturities	$2,042,000	(6,015)	$93,077,414	(6,227,891)	$95,119,414	(6,233,906)

2022(1)	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$17,211,175	(1,104,146)	$0	0	$17,211,175	(1,104,146)
U.S. special revenue and assessments	7,199,100	(335,918)	0	0	7,199,100	(335,918)
All other corporate bonds	80,144,564	(7,592,226)	0	0	80,144,564	(7,592,226)
Total fixed maturities	$104,554,839	(9,032,290)	$0	0	$104,554,839	(9,032,290)

(1)          The Company has elected to reclassify certain investments to conform with the presentation for the year ended December 31, 2023. These reclassifications had no impact on previously reported net income.

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2023
Fixed maturities	2	45	47
As of December 31, 2022
Fixed maturities	57	0	57

Allowance for Credit Loss - Available for Sale Securities

Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (1) the extent to which the estimated fair value has been below amortized cost, (2) adverse conditions specifically related to a security, an industry sector, adverse change in the financial condition of the issuer of the security, (3) payment structure of the security and likelihood of the issuer being able to make payments, (4) failure of the issuer to make scheduled interest and principal payments, (5) whether the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (6) whether the Company has the intent to sell or will more likely than not be required to sell a particular security before the decline in estimated fair value below amortized cost recovers,  (7) changes in the rating of the security by a rating agency, and (8) other subjective factors.

Substantially all of the unrealized losses on fixed maturity securities at December 31, 2023 and 2022 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At December 31, 2023, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at December 31, 2023.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Unrealized appreciation (depreciation) on available-for-sale securities	$(6,144,902)	$(8,966,761)
Deferred income taxes	1,290,429	1,883,020
Net unrealized appreciation (depreciation) on available-for-sale securities	$(4,854,473)	$(7,083,741)

Cost Method Investments

The Company held equity investments with an aggregate cost of $15,977,368 and $21,891,896 at December 31, 2023 and 2022, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Based on Management’s evaluation of the equity securities reported at cost, the Company reported an other-than-temporary impairment of $5 million on one security during the fourth quarter of 2022. The other-than-temporary impairment was taken as a result of Management’s assessment and determination of value of the investment.

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

During 2023 and 2022, the Company acquired $2,654,293 and $5,158,911 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2023	2022
In good standing	$15,318,176	$30,698,694
Total mortgage loans	$15,318,176	$30,698,694
Total foreclosed loans during the year	$0	$0

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	December 31, 2023	December 31, 2022
Farm	$332,417	$383,278
Commercial	13,764,209	28,767,888
Residential	1,495,550	1,547,528
Total mortgage loans	15,592,176	30,698,694
Less allowance for credit losses	(274,000)	0
Total mortgage loans, net	$15,318,176	$30,698,694

There were no past due loans as of December 31, 2023 and December 31, 2022.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2023 and 2022, no impairments were recognized on the investment real estate.

Note 3 - Fair Value Measurements of the Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 3 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type for the periods ended December 31:

	2023	2022
Raw land	$6,971,930	$11,634,472
Commercial	4,106,938	4,169,847
Residential	3,512,408	2,489,858
Land, minerals and royalty interests	7,383,844	7,931,622
Total investment real estate	$21,975,120	$26,225,799

(1)
The Company has elected to reclassify certain investments to conform with the presentation for the year ended December 31, 2023. These reclassifications had no impact on previously reported net income.

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2023 and 2022, investments in oil and gas royalties represented 34% and 30%, respectively, of the total investment real estate portfolio. See Note 13 - Concentrations of the Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2023 and 2022, the Company acquired $3,417,744 and $4,586,280 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2023 and 2022, the Company acquired $4,779,241 and $9,030,657 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	December 31, 2023	December 31, 2022
Notes receivable	$14,259,225	$14,424,127
Less allowance for credit losses	(250,000)	0
Total notes receivable, net	$14,009,225	$14,424,127

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2023 and 2022, the Company acquired $48,473,476 and $3,591,885, respectively, in short-term investments.

Allowance for Credit Loss - Loans

The allowance for credit loss (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses represents Management’s estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by Management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When Management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date unadjusted for selling costs as appropriate.

Allowance for Credit Loss - Unfunded Commitments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of December 31, 2023 and 2022 is $51,000 and $0, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2023	2022
Fixed maturities	$4,184,070	$4,318,591
Equity securities	2,710,201	6,157,942
Trading securities	0	(13,283)
Mortgage loans	1,115,145	1,580,647
Real estate	8,318,201	11,640,759
Notes receivable	1,371,973	933,886
Policy loans	433,556	489,823
Cash and cash equivalents	1,007,840	203,250
Short-term investments	529,125	5,056
Total consolidated investment income	19,670,111	25,316,671
Investment expenses	(5,528,302)	(4,505,200)
Consolidated net investment income	$14,141,809	$20,811,471

(1)
The Company has elected to reclassify certain investments to conform with the presentation for the year ended December 31, 2023. These reclassifications had no impact on previously reported net income.

The following table presents net investment gains (losses) and the change in net unrealized gains on investments for the periods ended December 31:

	2023	2022
Realized gains:
Sales of fixed maturities	$58,333	$4,683
Sales of equity securities	820,001	8,986,784
Sales of real estate	8,577,155	5,326,838
Sales of short-term investments	23,509	0
Total realized gains	9,478,998	14,318,305
Realized losses:
Sales of fixed maturities	0	(5,211)
Sales of equity securities	(7,966)	(109,636)
Sales of real estate	0	(34,547)
Sales of short-term investments	(7,189)	0
Other-than-temporary impairments	0	(5,000,000)
Total realized losses	(15,155)	(5,149,394)
Net realized investment gains	9,463,843	9,168,911
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(3,830,793)	33,690,712
Change in fair value of equity securities	(3,830,793)	33,690,712
Net investment gains	$5,633,050	$42,859,623
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$2,867,943	$(21,981,097)
Net increase (decrease)	$2,867,943	$(21,981,097)

Investments on Deposit

The Company had investments with a fair value of $7,959,076 and $7,771,724 on deposit with various state insurance departments as of December 31, 2023 and 2022, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used as of December 31:

2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$13,587,779	$0	$0	$13,587,779
U.S. special revenue and assessments	0	7,308,458	0	7,308,458
Corporate securities	0	82,513,599	0	82,513,599
Total fixed maturities	13,587,779	89,822,057	0	103,409,836
Equity securities:
Common stocks	35,819,973	5,329,080	2,807,634	43,956,687
Limited liability companies	0	0	57,604,806	57,604,806
Total equity securities	35,819,973	5,329,080	60,412,440	101,561,493
Short-term investments	29,132,236	0	0	29,132,236
Total financial assets	$78,539,988	$95,151,137	$60,412,440	$234,103,565

2022	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$17,211,175	$0	$0	$17,211,175
U.S. special revenue and assessments	0	7,199,100	0	7,199,100
Corporate securities	0	83,902,784	0	83,902,784
Total fixed maturities	17,211,175	91,101,884	0	108,313,059
Equity securities:
Common stocks	45,999,477	6,651,800	0	52,651,277
Limited liability companies	0	0	7,967,643	7,967,643
Total equity securities	45,999,477	6,651,800	7,967,643	60,618,920
Short-term investments	3,596,941	0	0	3,596,941
Total financial assets	$66,807,593	$97,753,684	$7,967,643	$172,528,920

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At December 31, 2023 and 2022, the estimated fair value of such investments was $54,989,319 and $89,434,766, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used by the Company to measure assets reported at fair value on a recurring basis.

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

Equity Securities at Fair Value

Equity securities consist of common and preferred stocks and limited liability companies mainly in private equity investments, financial institutions and publicly traded corporations. Equity securities for which there is sufficient market data are categorized as Level 1 or 2 in the fair value hierarchy.  For the equity securities in which quoted market prices are not available, the Company uses industry standard pricing methodologies, including discounted cash flow models that may incorporate various inputs such as payment expectations, risk of the investment, market data, and health of the underlying company. The inputs are based upon Management’s assumptions and available market information. When evidence is believed to support a change to the carrying value from the transaction price, adjustments are made to reflect the expected cash flows, material events and market data. These investments are included in Level 3 of the fair value hierarchy.

Change in Level 3 Recurring Fair Value Measurements

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities.

		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2022	$0	$7,967,643	$7,967,643
Realized gains (losses)	0	0	0
Unrealized gains (losses)	211,449	15,211,945	15,423,394
Purchases	0	5,683,029	5,683,029
Sales	0	(166,250)	(166,250)
Transfers in to Level 3	2,596,185	28,908,439	31,504,624
Transfers out of Level 3	0	0	0
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains (losses) on instruments held at December 31, 2023 and 2022 may include changes in fair value that were attributable to both observable and unobservable inputs.

Assets and liabilities are transferred into Level 3 when a significant input cannot be corroborated with market observable data. This occurs when market activity decreases significantly and underlying inputs cannot be observed, current prices are not available, and/or when there are significant variances in quoted prices, thereby affecting transparency. Assets and liabilities are transferred out of Level 3 when circumstances change such that a significant input can be corroborated with market observable data. This may be due to a significant increase in market activity, a specific event, or one or more significant input(s) becoming observable.

In 2023, transfers in to Level 3 included limited liability companies classified as equity securities for which valuation techniques changed due to the availability of data.

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

Financial Assets	Fair Value at December 31, 2023	Fair Value at December 31, 2022	Valuation Technique
Limited liability companies	$57,604,806	$7,967,643	Pricing Model
Common stocks	2,807,634	0	Pricing Model
Total	$60,412,440	$7,967,643

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

The Company holds certain equity securities that are measured at estimated fair value using the NAV per share practical expedient. These investments are generally not readily redeemable by the investee. The following tables provide additional information regarding the assets carried at NAV.

Investment Category	Fair Value at December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth equity
Redeemable
Limited partnership	$34,081,797	$0	Quarterly	45
Non-redeemable
Limited liability companies	11,960,929	9,464,608	n/a	n/a
Limited partnerships	8,946,593	2,410,599	n/a	n/a
Total	$54,989,319	$11,875,207

Investment Category	Fair Value at December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth equity
Redeemable
Limited partnership	$43,724,562	$49,343	Quarterly	45
Non-redeemable
Common stock	12,074,829	0	n/a	n/a
Limited liability companies	25,243,953	4,931,498	n/a	n/a
Limited partnerships	8,391,422	2,799,026	n/a	n/a
Total	$89,434,766	$7,779,867

The following are descriptions of the Company’s assets held at NAV.

The Company invested in a limited partnership that was formed under the laws of the State of Delaware on October 5, 1999, as a Delaware limited partnership (“LP”). The Limited Partnership Agreement provides for the Fund to continue until dissolved. There are significant restrictions to the dissolution process, which are outlined in the LP Agreement. The Fund invests in listed equity and fixed income securities as well as non-listed securities, including direct-owned minerals and other royalties. In 2013, UG entered into an irrevocable subscription agreement to invest in the LP.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware in 2020. The LLC agreement provides for the Company to continue until dissolved. There are significant restrictions to the dissolution process, which are outlined in the LLC Agreement. The LLC Company was formed for the purpose of acquiring, making investments in, and owning, holding, and growing operating businesses through the United States. In 2020, UG entered into a LLC Agreement to invest in this LLC.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was formed on October 15, 2020 to provide long-term investment returns. The Company will continue to operate until December 31, 2032, or until each of the investment funds in which the LLC invests terminates, unless terminated earlier or extended in accordance with the Operating Agreement. In 2020, UG completed the Subscription Agreement to become an investor in this LLC.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was formed on July 1, 2022 to amplify philanthropy by primarily investing in venture capital investment funds and in direct venture capital investments of operating companies. The Company will continue to operate until December 31, 2034, or until each of the investment funds in which the LLC invests terminates, unless terminated earlier or extended in accordance with the Operating Agreement. In 2022, the Company completed the Subscription Agreement to become an investor in this LLC.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was organized solely for the purpose owning, managing, supervising and disposing of the investment. The Partnership will continue in existence for the investment period (subject to extension), unless sooner terminated by operation of law or pursuant to any provision of the Limited Partnership Agreement. In 2022, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) on April 6, 2015 and is scheduled to terminate on the tenth anniversary of the final closing date, unless terminated sooner or extended in accordance with the Agreement. The purpose of the LP is to make investments in and pursue targets that educate, train, and inspire men and women in the United States and around the world to value free enterprise, business, and economics to improve the quality of their lives and the lives and the lives of those in their communities. In 2015, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) on September 5, 2018 (the “Agreement”), and is scheduled to terminate on the twelfth anniversary of the Final Closing Date, unless terminated sooner or extended in accordance with the Agreement. The purpose of the Partnership is to make investments in and pursue targets that educate, train, and inspire men and women in the United States and around the world to value free enterprise, business, and economics to improve the quality of their lives and the lives and the lives of those in their communities. In 2018, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was formed September 29, 2021 for the purpose of investing in companies located in emerging markets.  The Limited Liability Company Agreement provides for LLC to continue until dissolved, unless terminated earlier through terms specified in the Operating Agreement. In 2021, the Company entered into a Limited Liability Company Agreement to invest in the LLC.

The Company invested in a LP that was formed pursuant to the laws of the state of Delaware under a limited partnership agreement on October 27, 2021 (the “Agreement”) and is scheduled to terminate on the tenth anniversary of the Final Closing Date, unless terminated sooner or extended in accordance with the Agreement. The Partnership is organized for the principal purposes of acquiring, holding, supervising, managing and disposing of investment in recapitalization, management buyouts, and corporate divestitures of Portfolio Companies operating in various segments of the U.S. lower middle markets. In 2022, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a LLC that was formed as an Alabama Limited Liability Company on April 6, 2022. The Limited Liability Company Agreement provides for the LLC to continue until dissolved, unless terminated earlier through terms specified in the Operating Agreement. The purpose of Trivela is to (1) acquire, own and operate football (soccer) clubs (each a “Target Company”) (2) establish investment vehicles for the acquisition of Target Companies (3) sponsor private placements of securities on behalf of each investment vehicle (4) manage the operations of each investment vehicle & Target Company on a fee for services basis (5) engage in any lawful act or activity incidental to the Business as reasonably determined by the managers. The Company entered into a Limited Liability Company Agreement to invest in Trivela Group, LLC.

The Company invested in a LLC that was formed as an Alabama Limited Liability Company on April 15, 2022. The Limited Liability Company Agreement provides for the LLC to continue until dissolved, unless terminated earlier through terms specified in the Operating Agreement. The LLC invests in sports clubs and real estate. In 2022, The Company entered into a Limited Liability Company Agreement to invest in this LLC.

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments during the years ended December 31, 2023 and 2022.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used as of December 31:

2023	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	$2,500,000	$0	$0	$2,500,000
Equity securities, at cost	15,977,368	15,977,368	0	0	15,977,368
Mortgage loans on real estate	15,318,176	14,447,026	0	0	14,447,026
Investment real estate	21,975,120	62,899,838	0	0	62,899,838
Notes receivable	14,009,225	14,189,147	0	0	14,189,147
Policy loans	6,018,248	6,018,248	0	0	6,018,248
Accrued investment income	2,001,064	2,001,064	0	0	2,001,064

Liabilities
Policy claims and benefits payable	4,188,917	4,188,917	0	0	4,188,917
Dividend and endowment accumulations	14,749,258	14,749,258	0	0	14,749,258
Notes payable	19,000,000	19,000,000	0	19,000,000	0

2022	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	$2,500,000	$0	$0	$2,500,000
Equity securities, at cost	21,891,896	21,891,896	0	0	21,891,896
Mortgage loans on real estate	30,698,694	29,735,873	0	0	29,735,873
Investment real estate	26,225,799	74,026,290	0	0	74,026,290
Notes receivable	14,424,127	14,812,523	0	0	14,812,523
Policy loans	6,567,434	6,567,434	0	0	6,567,434
Accrued investment income	1,371,677	1,371,677	0	0	1,371,677

Liabilities
Policy claims and benefits payable	4,072,879	4,072,879	0	0	4,072,879
Dividend and endowment accumulations	14,802,746	14,802,746	0	0	14,802,746
Notes payable	19,000,000	19,000,000	0	19,000,000	0

(1)
The Company has elected to reclassify certain investments to conform with the presentation for the year ended December 31, 2023. These reclassifications had no impact on previously reported net income.

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. As of December 31, 2023, the Company had gross insurance in-force of approximately $847 million of which approximately $172 million was ceded to reinsurers.  As December 31, 2022, the Company had gross insurance in-force of approximately $897 million of which approximately $184 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an “A++” (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2023 and 2022.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company’s long-duration reinsurance contracts on premiums earned in 2023 and 2022 were as follows:
	2023	2022
	Premiums Earned	Premiums Earned
Direct	$7,918,235	$8,384,604
Assumed	0	0
Ceded	(2,553,010)	(2,697,382)
Net Premiums	$5,365,225	$5,687,222

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

	2023	2022
Cost of insurance acquired, beginning of year	$2,698,153	$3,386,501

Interest accretion	418,722	501,324
Amortization	(1,079,979)	(1,189,672)
Net amortization	(661,257)	(688,348)
Cost of insurance acquired, end of year	$2,036,896	$2,698,153

Estimated net amortization expense of cost of insurance acquired for the next four years is as follows:

	Interest Accretion	Amortization	Net Amortization
2024	339,372	975,187	635,815
2025	263,074	877,240	614,166
2026	189,374	799,520	610,146
2027	116,157	292,926	176,769

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2023	2022
Current tax expense (benefit)	$(517,108)	$7,054,454
Deferred tax	372,861	2,517,685
Income tax expense (benefit)	$(144,247)	$9,572,139

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% as of December 31, 2023 and 2022, before income taxes as a result of the following differences:

	2023	2022
Tax computed at statutory rate	$404,427	$9,226,662
Changes in taxes due to:
Non-controlling interest	(23,813)	(22,332)
Dividend received deduction	(109,642)	(142,790)
Oil and gas royalty's depletion	(106,797)	(170,123)
Other, including prior year true up	(308,422)	680,722
Income tax expense (benefit)	$(144,247)	$9,572,139

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2023	2022
Investments	$11,862,470	$10,794,061
Cost of insurance acquired	427,748	566,612
Management/consulting fees	(7,899)	(8,206)
Future policy benefits	(697,024)	(718,338)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other liabilities	(284,350)	(330,488)
Reserves adjustment	96,105	144,158
Federal tax DAC	(236,950)	(253,151)
Loan loss reserve	(120,750)	0
Deferred tax liability	$12,426,840	$11,582,138

At December 31, 2023 and 2022, the Company had gross deferred tax assets of $1,939,816 and $1,808,474, respectively, and gross deferred tax liabilities of $14,366,656 and $13,390,612, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2020, 2021, 2022 and 2023.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2023 and 2022, the Company had the following lines of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2022	Borrowings	Repayments	December 31, 2023
Lines of Credit:
UTG	11/20/2013	11/20/2024	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/4/2024	25,000,000	19,000,000	21,500,000	21,500,000	19,000,000

UTG has a variable rate revolving line of credit. As collateral, UTG has pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG").

During October of 2023, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20,258,602. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. The interest rate on the borrowed funds is variable and currently is 5.47%. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $878,132 and $0 at December 31, 2023 and 2022, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $2,800,000 and $4,109,343 at December 31, 2023 and 2022, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $16,153,903 and $14,443,510 at December 31, 2023 and 2022, respectively.

Note 9 – Shareholders’ Equity

Stock Repurchase Program - The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2022, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2023, the Company repurchased 30,646 shares through the stock repurchase program for $881,966. Through December 31, 2023, UTG has spent $20,191,403 in the acquisition of 1,356,859 shares under this program.

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

In December of 2023, the Company issued 4,246 shares of its common stock as compensation to the Directors. The shares were valued at $30.01 per share, the market value at the date of issue. During 2023, the Company recorded $127,422 in operating expense related to the stock issuance.  In December of 2022, the Company issued 4,485 shares of its common stock as compensation to the Directors. The shares were valued at $25.06 per share, the market value at the date of issue. During 2022, the Company recorded $112,394 in operating expense related to the stock issuance.

Other Compensation - During 2023, the Company issued 26,911 shares of stock to management and employees as compensation at a cost of $674,390.  During 2022, The Company issued 17,963 shares of stock to management and employees as compensation at a cost of $486,798.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2023	2022
Basic weighted average shares outstanding	3,176,757	3,167,719
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,176,757	3,167,719

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2023 and 2022, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions - Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2023, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $2 million and $3 million to UTG in 2023 and 2022, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received during 2023 and 2022 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2023	2022
Net income	$8,320,315	$18,782,335
Capital and surplus	91,828,094	93,269,301

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,137 during 2023 and 2022.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2023 and 2022, UTG paid $307,442 and $553,533 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2023 and 2022, UG paid $7,910,324 and $7,862,902, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $18,694 and $24,146 in servicing fees and $18,630 and $0 in origination fees to FSNB during 2023 and 2022, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $1,337,096 and $895,317 in 2023 and 2022, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities owned or associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2023 and 2022, the Company received reimbursements of $1,438,450 and $1,134,315, respectively. These costs are eliminated for consolidation of these entities, where applicable.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2023 and 2022.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $60,031 and $79,674 as of December 31, 2023 and 2022, respectively.

During 2022, FSF sold all of its membership interest in three limited liability companies (“LLC”) to a wholly-owned subsidiary of UTG at a price of $1 per entity. The three LLCs are listed on the Company’s organization chart as wholly-owned subsidiaries of Stanford Wilderness Road, LLC.

During the 4th quarter of 2023, UTG entered into a loan participation agreement with FSNB to fund a commercial mortgage loan issued to a company that is owned/managed by a member of UTG’s Board of Directors. UG has a 9% interest in the participated loan and has agreed to fund up to $1,482,300. As of December 31, 2023, $604,169 had been drawn on the loan.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2023	2022
Interest	$44,814	$83,995
Federal income tax	5,800,000	1,890,000

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2023 and 2022, approximately 51% and 50%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in-force at December 31, 2023 and 2022.  Insurance ceded represented 40% of premium income for 2023 and 2022. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 28% and 31% of the Company’s total invested assets at December 31, 2023 and 2022, respectively. The following table provides an allocation of the oil and gas investments by type as of December 31:

2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,075,240	$1,075,240
Equity securities, at fair value	84,066,203	0	84,066,203
Equity securities, at cost	5,826,381	0	5,826,381
Investment real estate	7,383,851	0	7,383,851
Notes receivable	2,000,000	0	2,000,000
Total	$99,276,435	$1,075,240	$100,351,675

2022	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,060,710	$1,060,710
Equity securities, at fair value	86,811,806	0	86,811,806
Equity securities, at cost	13,840,908	0	13,840,908
Investment real estate	7,931,628	0	7,931,628
Notes receivable	1,950,657	0	1,950,657
Total	$110,534,999	$1,060,710	$111,595,709

(1)
The Company has elected to reclassify certain investments to conform with the presentation for the year ended December 31, 2023. These reclassifications had no impact on previously reported net income.

As of December 31, 2023 and 2022, the Company owned four equity securities that represented approximately 73% and three securities that represented approximately 58%, respectively, of the total investments associated with the oil and gas industry.

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

Note 15 – Revision of Previously Issued Consolidated Financial Statements

The Company identified an error in its previously issued December 31, 2022 Consolidated Financial Statements related to the presentation of the Consolidated Statements of Comprehensive Income (Loss). Management evaluated this error in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in ASC 250 – Accounting Changes and Error Corrections, and concluded it was not material to any previously reported financial statements.  However, in order to improve the consistency and comparability of the consolidated financial statements, Management will revise the consolidated financial statements and related disclosures to correct the error in future filings. There were no revisions to the Consolidated Balance Sheet, Statements of Operations, Statements of Shareholders’ Equity or the Consolidated Statements of Cash Flows. There were no changes to net income attributable to common shareholders or total shareholders’ equity.

	December 31, 2022
Consolidated Statements of Comprehensive Income (Loss)	As Previously Reported	Adjustments	As Revised
Unrealized holding gains (losses) arising during period, pre-tax	$(27,824,173)	$5,843,076	$(21,981,097)
Tax expense (benefit) on unrealized holding gains (losses) arising during the period	5,843,076	(1,227,133)	4,615,943
Unrealized holding gains (losses) arising during period, net of tax	(21,981,097)	4,615,943	(17,365,154)
Subtotal: Other comprehensive income (loss), net of tax	(21,980,680)	4,615,943	(17,364,737)
Comprehensive income	12,383,666	4,615,943	16,999,609
Comprehensive income attributable to UTG, Inc.	$12,277,325	$4,615,943	$16,893,268

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Armanino LLP, the Company’s external audit firm, notified the Company that they would be resigning as the Company’s independent registered public accounting firm for the upcoming year end 2023.  The decision to discontinue the engagement related to a change in direction at the audit firm.

During the Company’s year ended December 31, 2022 and December 31, 2021, and the subsequent interim period through September 19, 2023, during which Armanino served as the Company’s independent registered public accounting firm, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Armanino on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make a reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulations S-K).

The Company provided Armanino with a copy of the disclosures included in the Form 8-K filed on September 20, 2023. Armanino furnished the Company with a letter addressed to the Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K.

On September 19, 2023, the Company’s audit committee approved the appointment of Kerber, Eck & Braeckel LLP as the Company’s independent registered public accounting firm.

During the year ended December 31, 2022 and December 31, 2021 and the subsequent interim period through September 19, 2023, neither management, the Company nor anyone on its behalf, consulted Kerber, Eck & Braeckel LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company and no written report or oral advice was provided to the Company by Kerber, Eck & Braeckel LLP or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) or Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2023, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions.  In the fiscal year ended December 31, 2023, the Board met five times.  During 2023, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board, except for April R. Chapman, who attended 60% of all meetings. Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2023 annual shareholders’ meeting, except for April R. Chapman and Peter L. Ochs.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG’s independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met four times in 2023.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meets the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Dayton, and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion. The Compensation Committee met one time in 2023.

On February 21, 2023, Mr. James Rousey submitted a letter of resignation stating his desire to retire. In this regard, he retired as President of UTG, Inc. and its subsidiary, Universal Guaranty Life Insurance Company as well as his position as a Director of both entities. This was effective as of the date of the letter. The Board of Directors of UTG, Inc. and Universal Guaranty Life Insurance Company formally accepted the resignation letter on February 22, 2023. Mr. Jesse Correll, CEO and Chairman of the Board of the companies, assumed the title of President initially. This information was filed on Form 8-K with the SEC on February 24, 2023.  At this same meeting, Daniel T. Roberts was appointed Vice President of UTG and UG.  Later in the year at the September Board of Directors meeting, Daniel T. Roberts was named President of Universal Guaranty Life Insurance Company.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2023, the Board consisted of nine Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2023.  SEC filings may be viewed from the Company’s Web site www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2023 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships
April R. Chapman, 58

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

Jesse T. Correll, 67

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

Preston H. Correll, 43

Founder of Marksbury Farm Market based in Bryantsville, Kentucky. He also owns and operates St. Asaph Farm in Stanford, Kentucky and focuses on sustainable farming and raising natural meat.  He spent a year and a half in India working with the Good Samaritans ministry and now serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 35

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

Thomas F Darden, II, 69

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

Howard L. Dayton, Jr., 80

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

Thomas E. Harmon, 69

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

Gabriel J. Molnar, 37

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

Peter L. Ochs, 72

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
Theodore C. Miller, 61

 Senior Vice President and Chief Financial Officer of UTG, Inc. and Universal Guaranty Life Insurance Company since 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; and Chief Financial Officer of First Southern Bancorp, Inc. and First Southern National Bank since 2016.

Daniel T. Roberts, 41

Vice President of UTG, Inc and Universal Guaranty Life Insurance Company since February 2023. President of Universal Guaranty Life Insurance Company as of September 2023; Vice President of First Southern Bancorp, Inc. and First Southern National Bank since 2023 and served in various capacities since 2016.

Douglas P. Ditto, 68

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG’s Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG’s last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2023	$217,500	$6	$289,994	$13,050	$520,550
2022		217,500	2	199,998	11,681	429,181
Douglas P. Ditto Vice President	2023	187,500	99,991	150,009	11,250	448,750
2022		187,500	15	174,985	9,984	372,484
Theodore C. Miller Chief Financial Officer	2023	117,292	49,880	50,120	7,038	224,330
2022		112,500	57,900	27,100	5,969	203,469
Casey Willis (3) Vice President	2023	200,000	274,800	50,120	12,000	536,920
2022		200,000	167,480	32,520	10,625	410,625

(1)	Stock awards in the form of an annual bonus of 21,958 and 16,037 shares were issued in 2023 and 2022, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan
(3)	Casey Willis is not deemed to be an executive officer.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2023, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective January 1, 2018, a new compensation arrangement was approved whereby each outside Director annually receives $5,000 as a retainer and $2,500 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG’s Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2023.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$0	$0	$0	$0
April R. Chapman, Director	0	12,484	0	12,484
Preston H. Correll, Director	0	17,496	3,500	20,996
John M. Cortines, Director	0	17,496	0	17,496
Thomas F. Darden, II, Director	0	14,975	0	14,975
Howard L. Dayton, Director	0	17,496	0	17,496
Thomas E. Harmon, Director	0	17,496	0	17,496
Gabriel J. Molnar, Director	0	17,496	3,500	20,996
Peter L. Ochs, Director	0	12,484	0	12,484

(1) Market value of stock on earned date was $30.01 per share.
(2) Other Compensation represents payment for consulting services performed relative to management enrichment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2024 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	146,505	3)(5	4.6%
Stock, no	First Southern Bancorp, Inc.	1,406,785	3)(4)(5	44.4%
par value	First Southern Funding, LLC	400,000	3)(4)(5	12.6%
	First Southern Holdings, LLC	1,201,876	3)(4)(5	38.0%
	WCorrell, Limited Partnership	72,750	3)(5	2.3%
	Cumberland Lake Shell, Inc.	128,750	(5)	4.1%

(1) The percentage of shares owned is based on 3,164,779 shares of Common Stock outstanding as of February 1, 2024.
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

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2023, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2024 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	April R. Chapman	Redmond, WA	1,545		*
Common	Jesse T. Correll	Stanford, KY	2,082,040	(2)	65.8%
Stock, no	Preston H. Correll	Stanford, KY	2,859	(3)	*
Par value	John M. Cortines	Georgetown, TN	3,910	(4)	*
	Thomas F. Darden, II	Raleigh, NC	63,391		2.0%
	Howard L. Dayton, Jr.	Sanford, FL	11,174	(5)	*
	Douglas P. Ditto	Danville, KY	50,394	(6)	1.5%
	Thomas E. Harmon	Springfield, IL	4,020		*
	Theodore C. Miller	Stanford, KY	15,292		*
	Gabriel J. Molnar	Louisville, KY	3,444		*
	Peter L. Ochs	Valley Center, KS	7,911	(7)	*
	Daniel Roberts	Stanford, KY	1,856	(8)	*
	All Directors and executive officers as a group (twelve in number)		2,247,836		71.0%

* Less than 1

(1) The percentage of outstanding shares for UTG is based on 3,164,779 shares of Common Stock outstanding as of February 1, 2024.
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
(6) Includes 1,600 shares held in a retirement account, 800 shares in street name, and 2,000 shares held by two of his children, and 1,000 held by a third child.
(7) Includes 2,000 shares held in a trust for benefit of named individual.
(8) Includes 460 shares held in a retirement account.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors determined that eight of the nine current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are April R. Chapman, Preston H. Correll, John M. Cortines, Thomas F. Darden, Howard L. Dayton, Jr., Thomas E. Harmon, Gabriel J. Molnar, and Peter L. Ochs.

The articles of incorporation of UG contain the following language under item 12 relative to related party transactions:

A director shall not be disqualified from-dealing with or contracting with the corporation as vendor, purchaser; employee, agent or otherwise; nor, in the absence of fraud, shall any transaction or contract or act of this corporation be void or in any way affected or invalidated by the fact that any director or any firm of which any director is a member or any corporation of which any director is a shareholder, director or officer is in any way interested in such transaction or contract or act, provided the fact that such director or such firm or such corporation so interested shall be disclosed or shall be known to the Board of Directors or such members thereof as shall be present at any meeting of the Board of Directors at which action upon any such contract or transaction or act shall be taken: nor shall any such director be accountable or responsible to the company for or in respect to such transaction or contract or act of this corporation or for any gains or profits realized by him by reason of the fact that he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer is interested in such action or contract; and any such director may be counted in determining the existence of a quorum of any meeting of the Board of Directors of the company which shall authorize or take action in respect to any such contract or transaction or act and may vote thereat to authorize, ratify, or approve any such contract or transaction or act, with like force and effect as if he or any firm of which he is a member or any corporation of which he is a shareholder, director or officer were not interested in such transaction or contract or act.

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,137 during 2023 and 2022. On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2023 and 2022, UTG paid $307,442 and $553,533 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2023 and 2022, UG paid $7,910,324 and $7,862,902, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $18,694 and $24,146 in servicing fees and $18,630 and $0 in origination fees to FSNB during 2023 and 2022, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $1,337,096 and $895,317 in 2023 and 2022, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2023 and 2022, the Company received reimbursements of $1,438,450 and $1,134,315, respectively. These costs are eliminated for consolidation of these entities, where applicable.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2023 and 2022.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $60,031 and $79,674 as of December 31, 2023 and 2022, respectively.

During 2022, FSF sold all of its membership interest in limited liability companies (“LLC”) to a wholly-owned subsidiary of UTG at a price of $1 per entity. The three LLCs are listed on the Company’s organization chart as wholly-owned subsidiaries of Stanford Wilderness Road, LLC.

During the 4th quarter of 2023, UTG entered into a loan participation agreement with FSNB to fund a commercial mortgage loan issued to a company that is owned/managed by a member of UTG’s Board of Directors. UG has a 9% interest in the participated loan and has agreed to fund up to $1,482,300. As of December 31, 2023, $604,169 had been drawn on the loan.

Item 14. Principal Accountant Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Kerber, Eck & Braeckel LLP (“KEB”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023 and appointed Armanino LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022.

In 2023, Armanino LLP, the Company’s external audit firm, notified the Company that they would be resigning as the Company’s independent registered public accounting firm for the upcoming year end 2023.  The decision to discontinue the engagement related to a change in direction at the audit firm.

On September 19, 2023, the Company’s audit committee approved the appointment of Kerber, Eck & Braeckel LLP as the Company’s independent registered public accounting firm. This change in audit firms was originally reported on Form 8-K filed with the SEC on September 20, 2023.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended December 31, 2023 and 2022 totaled $130,000 and $120,000 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $37,500 and $34,500 for the years 2023 and 2022, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from KEB or Armanino for the years ended December 31, 2023 and 2022.

Tax Fees – For the years ended December 31, 2023 and 2022, the Company paid $22,709 and $16,500, respectively, to Armanino relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – During 2023 the Company paid Armanino $20,475 for the audit of the Company’s employee benefit plan. During 2022, the Company paid no other fees to Armanino.

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

*10.13	Promissory Note dated November 20, 2023, between UTG, Inc. and Illinois National Bank.
10.14

Shared Services Agreement between UTG, Inc. and FSNB effective January 1, 2017.
[Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibit 10.14].

*10.15

Amendments to the Shared Services Agreement between UTG, Inc. and FSNB. Amendment #6 to the Shared Services Agreement effective March 1, 2023. [Prior amendments incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibits 10.15, 10.16 and 10.17].

14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2022 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2022 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*23	Armanino Consent – “UTG-Consent of Registered Public Accounting Firm”
*31.1	Certificate of Jesse T. Correll, Chairman of the Board Chief Executive Officer, and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chairman of the Board, Chief Executive Officer, and President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2022 originally filed as Exhibit 99.1].
99.2	Whistleblower Policy [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2022 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2022 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter. [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2022 originally filed as Exhibit 99.4].
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: March 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/	By: /s/
April R. Chapman Director	Howard L. Dayton Director

By: /s/ Jesse T. Correll	By: /s/ Thomas E. Harmon
Jesse T. Correll Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	Thomas E. Harmon Director

By: /s/ Preston H. Correll	By: /s/ Gabriel J. Molnar
Preston H. Correll Director	Gabriel J. Molnar Director

By: /s/ John M. Cortines	By: /s/
John M. Cortines Director	Peter L. Ochs Director

By: /s/ Thomas F. Darden II	By: /s/ Theodore C. Miller
Thomas F. Darden II Director	Theodore C. Miller Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)