Form 10-Q
period 2024-03-31
UTG INC
filed 2024-05-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2024 was 3,169,527.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $104,570,183 and $109,554,738)	$96,982,142	$103,409,836
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $89,136,650 and $89,387,893)	168,319,975	156,550,812
Equity securities, at cost	15,816,798	15,977,368
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $281,000 and $274,000)	15,702,437	15,318,176
Notes receivable (net of credit loss reserve of $258,000 and $250,000)	14,379,379	14,009,225
Investment real estate, net	21,371,982	21,975,120
Policy loans	5,994,931	6,018,248
Short-term investments	13,714,840	29,132,236
Total investments	354,782,484	364,891,021

Cash and cash equivalents	40,826,224	41,185,196
Accrued investment income	1,720,261	2,001,064
Reinsurance receivables:
Future policy benefits	24,180,623	23,847,623
Policy claims and other benefits	4,301,786	4,734,575
Cost of insurance acquired	1,877,942	2,036,896
Income tax receivable	2,082,822	2,128,027
Other assets	1,028,011	884,531
Total assets	$430,800,153	$441,708,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$222,835,881	$223,757,860
Policy claims and benefits payable	3,534,448	4,188,917
Other policyholder funds	263,297	260,892
Dividend and endowment accumulations	14,698,020	14,749,258
Deferred income taxes	14,511,204	12,426,840
Notes payable	0	19,000,000
Trading securities, at fair value (proceeds $102,699 and $0)	110,000	0
Other liabilities	4,928,666	5,635,373
Total liabilities	260,881,516	280,019,140

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,171,666 and 3,165,320 shares outstanding	3,173	3,167
Additional paid-in capital	32,804,211	32,613,817
Retained earnings	142,641,303	133,491,797
Accumulated other comprehensive loss	(6,022,396)	(4,882,317)
Total UTG shareholders' equity	169,426,291	161,226,464
Noncontrolling interests	492,346	463,329
Total shareholders' equity	169,918,637	161,689,793
Total liabilities and shareholders' equity	$430,800,153	$441,708,933

* Balance sheet audited at December 31, 2023.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenue:
Premiums and policy fees	$2,000,085	$2,057,181
Ceded reinsurance premiums and policy fees	(529,761)	(517,811)
Net investment income	3,048,789	3,318,165
Other income	68,267	36,585
Revenue before net investment gains (losses)	4,587,380	4,894,120
Net investment gains (losses):
Other realized investment gains, net	37,470	716,300
Change in fair value of equity securities	12,020,406	(8,645,474)
Total net investment gains (losses)	12,057,876	(7,929,174)
Total revenue	16,645,256	(3,035,054)

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,644,451	3,649,024
Ceded reinsurance benefits and claims	(1,165,352)	(613,361)
Annuity	251,735	251,632
Dividends to policyholders	81,277	86,998
Commissions and amortization of deferred policy acquisition costs	(30,283)	(27,856)
Amortization of cost of insurance acquired	158,954	165,314
Operating expenses	2,081,722	2,271,876
Interest expense	11,600	13,923
Total benefits and other expenses	5,034,104	5,797,550

Income (loss) before income taxes	11,611,152	(8,832,604)
Income tax expense (benefit)	2,432,629	(1,920,852)

Net income (loss)	9,178,523	(6,911,752)

Net income attributable to noncontrolling interests	(29,017)	(30,490)

Net income (loss) attributable to common shareholders	$9,149,506	$(6,942,242)

Amounts attributable to common shareholders
Basic income (loss) per share	$2.89	$(2.18)

Diluted income (loss) per share	$2.89	$(2.18)

Basic weighted average shares outstanding	3,169,375	3,189,100

Diluted weighted average shares outstanding	3,169,375	3,189,100

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Net income (loss)	$9,178,523	$(6,911,752)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(1,443,139)	2,810,499
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	303,060	(586,749)
Unrealized holding gains (losses) arising during period, net of tax	(1,140,079)	2,223,750

Less reclassification adjustment for gains included in net income	0	(20,833)
Tax expense for gains included in net income (loss)	0	4,375
Reclassification adjustment for gains included in net income, net of tax	0	(16,458)
Subtotal: Other comprehensive income (loss), net of tax	(1,140,079)	2,207,292

Comprehensive income (loss)	8,038,444	(4,704,460)

Less comprehensive income attributable to noncontrolling interests	(29,017)	(30,490)

Comprehensive income (loss) attributable to UTG, Inc.	$8,009,427	$(4,734,950)

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended March 31, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2024	$3,167	$32,613,817	$133,491,797	$(4,882,317)	$463,329	$161,689,793
Common stock issued during year	10	299,304	0	0	0	299,314
Treasury shares acquired	(4)	(108,910)	0	0	0	(108,914)
Net income attributable to common shareholders	0	0	9,149,506	0	0	9,149,506
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(1,140,079)	0	(1,140,079)
Gain attributable to noncontrolling interest	0	0	0	0	29,017	29,017
Balance at March 31, 2024	$3,173	$32,804,211	$142,641,303	$(6,022,396)	$492,346	$169,918,637

Three Months Ended March 31, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2023	$3,166	$32,693,972	$131,989,352	$(7,111,586)	$453,472	$158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	27	674,363	0	0	0	674,390
Treasury shares acquired	(4)	(100,224)	0	0	0	(100,228)
Net loss attributable to common shareholders	0	0	(6,942,242)	0	0	(6,942,242)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	2,207,292	0	2,207,292
Gain attributable to noncontrolling interest	0	0	0	0	30,490	30,490
Balance at March 31, 2023	$3,189	$33,268,111	$124,592,860	$(4,904,294)	$483,962	$153,443,828

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$9,178,523	$(6,911,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of investments	(350,049)	(92,439)
Realized investment gains, net	(37,470)	(716,300)
Change in fair value of equity securities	(12,020,406)	8,645,474
Unrealized trading losses included in income	7,301	0
Amortization of cost of insurance acquired	158,954	165,314
Provision for deferred income taxes	2,387,424	(1,798,119)
Depreciation and depletion	462,855	174,692
Stock-based compensation	299,314	674,390
Charges for mortality and administration of universal life and annuity products	(1,374,829)	(1,448,416)
Interest credited to account balances	901,542	921,074
Change in accrued investment income	280,803	310,385
Change in reinsurance receivables	99,789	368,886
Change in policy liabilities and accruals	(1,219,854)	(1,431,856)
Change in income taxes receivable (payable)	45,205	(122,733)
Change in other assets and liabilities, net	(835,180)	3,257,935
Net cash provided by (used in) operating activities	(2,016,078)	1,996,535

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	5,000,000	20,833
Equity securities	3,519,729	958,779
Trading securities	102,699	0
Mortgage loans	209,928	984,587
Real estate	722,925	2,046,096
Notes receivable	421,847	66,622
Policy loans	247,513	280,253
Short-term investments	15,750,000	9,740,815
Total proceeds from investments sold and matured	25,974,641	14,097,985
Cost of investments acquired:
Equity securities	(3,107,915)	(1,393,053)
Mortgage loans	(599,189)	0
Real estate	(545,180)	(1,375,010)
Notes receivable	(800,000)	(1,478,100)
Policy loans	(224,197)	(208,423)
Short-term investments	0	(9,701,297)
Total cost of investments acquired	(5,276,481)	(14,155,883)
Net cash provided by (used in) investing activities	20,698,160	(57,898)

Cash flows from financing activities:
Policyholder contract deposits	1,046,208	1,110,855
Policyholder contract withdrawals	(978,348)	(956,744)
Payments of principal on notes payable/line of credit	(19,000,000)	(19,000,000)
Purchase of treasury stock	(108,914)	(100,228)
Net cash used in financing activities	(19,041,054)	(18,946,117)
Net decrease in cash and cash equivalents	(358,972)	(17,007,480)
Cash and cash equivalents at beginning of period	41,185,196	45,290,385
Cash and cash equivalents at end of period	$40,826,224	$28,282,905

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2024, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company’s results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At March 31, 2024, Mr. Correll owns or controls directly and indirectly approximately 65.89% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2024, there were no additions to or changes in the critical accounting policies disclosed in the 2023 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

March 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$14,316,438	$0	$(771,996)	$13,544,442
U.S. special revenue and assessments	7,527,448	0	(321,809)	7,205,639
All other corporate bonds	82,726,297	58,784	(6,553,020)	76,232,061
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$107,070,183	$58,784	$(7,646,825)	$99,482,142

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$14,316,976	$0	$(729,197)	$13,587,779
U.S. special revenue and assessments	7,528,985	0	(220,527)	7,308,458
All other corporate bonds	87,708,777	89,004	(5,284,182)	82,513,599
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$112,054,738	$89,004	$(6,233,906)	$105,909,836

The amortized cost and estimated market value of fixed maturity securities at March 31, 2024, by contractual maturity, is shown below.

Fixed Maturity Securities March 31, 2024	Amortized Cost	Fair Value
Due in one year or less	$9,078,821	$8,968,470
Due after one year through five years	43,078,621	41,313,290
Due after five years through ten years	5,945,729	5,920,055
Due after ten years	21,809,943	19,517,880
Fixed maturities with no single maturity date	27,157,069	23,762,447
Total	$107,070,183	$99,482,142

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

The Company held below investment grade investments with an estimated market value of $0 as of March 31, 2024 and December 31, 2023.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

March 31, 2024	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,487,865	(13,073)	12,056,577	$(758,923)	13,544,442	$(771,996)
U.S. Special Revenue and Assessments	0	0	7,205,639	(321,809)	7,205,639	(321,809)
All other corporate bonds	3,818,194	(22,814)	68,629,332	(6,530,206)	72,447,526	(6,553,020)
Total fixed maturities	$5,306,059	(35,887)	87,891,548	(7,610,938)	93,197,607	$(7,646,825)

December 31, 2023	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,497,390	(3,696)	12,090,389	$(725,501)	13,587,779	$(729,197)
U.S. special revenue and assessments	0	0	7,308,458	(220,527)	7,308,458	(220,527)
All other corporate bonds	544,610	(2,319)	73,678,567	(5,281,863)	74,223,177	(5,284,182)
Total fixed maturities	$2,042,000	(6,015)	93,077,414	$(6,227,891)	95,119,414	$(6,233,906)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2024
Fixed maturities	4	45	49
As of December 31, 2023
Fixed maturities	2	45	47

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

Substantially all of the unrealized losses on fixed maturity securities at March 31, 2024 and December 31, 2023 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At March 31, 2024, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at March 31, 2024.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classifies as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Unrealized appreciation (depreciation) on available-for-sale securities	$(7,588,041)	$(6,144,902)
Deferred income taxes	1,593,489	1,290,429
Net unrealized appreciation (depreciation) on available-for-sale securities	$(5,994,552)	$(4,854,473)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $15,816,798 and $15,977,368 at March 31, 2024 and December 31, 2023, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

Trading Securities

Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the Consolidated Statements of Operations.  Trading Securities included exchange-traded equities and exchange-traded options.  Trading securities carried as liabilities were securities sold short.  A gain, limited to the price at which the security was sold short, or a loss, potentially unlimited in size, will be recognized upon the termination of the short sale. The fair value of derivatives included in trading security assets and trading security liabilities as of March 31, 2024 was $0 and $110,000, respectively. The fair value of derivatives included in trading security assets and trading security liabilities as of December 31, 2023 was $0. Earnings from trading securities are classified in cash flows from operating activities. The derivatives held by the Company are for income generation purposes only.

Trading revenue charged to net investment income from trading securities was:

	Three Months Ended
	March 31,
	2024	2023
Net unrealized gains (losses)	$(7,301)	$0
Net realized gains (losses)	0	0
Net unrealized and realized gains (losses)	$(7,301)	$0

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

During the three months ended March 31, 2024 and 2023, the Company acquired $599,189 and $0 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2024 and 2023, the maximum and minimum lending rates for mortgage loans were:

	2024		2023
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	8.75%	4.00%	8.75%	4.00%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company:

	March 31, 2024	December 31, 2023
In good standing	$15,702,437	$15,318,176
Total mortgage loans	$15,702,437	$15,318,176

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	March 31, 2024	December 31, 2023
Farm	$326,385	$332,417
Commercial	1,482,229	13,764,209
Residential	14,174,823	1,495,550
Total mortgage loans	15,983,437	15,592,176
Less allowance for credit losses	(281,000)	(274,000)
Total mortgage loans, net	$15,702,437	$15,318,176

There were no  past due loans as of March 31, 2024 and December 31, 2023.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the three months ended March 31, 2024 and 2023 the Company acquired  $800,000 and $1,478,100 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	March 31, 2024	December 31, 2023
Notes receivable	$14,637,379	$14,259,225
Less allowance for credit losses	(258,000)	(250,000)
Total notes receivable, net	$14,379,379	$14,009,225

Allowance for Credit Loss - Loans

The allowance for credit loss ("ACL") is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of March 31, 2024 and December 31, 2023 was $36,000 and $51,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2024, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	March 31, 2024	December 31, 2023
Raw land	$7,096,926	$6,971,930
Commercial	4,476,963	4,106,938
Residential	2,830,741	3,512,408
Land, minerals and royalty interests	6,967,352	7,383,844
Total investment real estate	$21,371,982	$21,975,120

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of March 31, 2024 and December 31, 2023, investments in oil and gas royalties represented 33% and 34%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the three months ended  March 31, 2024 and 2023, the Company acquired $545,180 and $1,375,010 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2024 and 2023, the Company acquired $0 and $9,701,297, respectively, in short-term investments.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2024	2023
Realized gains:
Sales of fixed maturities	$0	$20,833
Sales of equity securities	0	85,184
Sales of real estate	37,461	586,774
Sales of short-term investments	9	23,509
Total realized gains	37,470	716,300
Realized losses:
Sales of equity securities	0	0
Total realized losses	0	0
Net realized investment gains	37,470	716,300
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	12,020,406	(8,645,474)
Change in fair value of equity securities	12,020,406	(8,645,474)
Net investment gains (losses)	$12,057,876	$(7,929,174)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(1,443,139)	$2,810,499
Net increase (decrease)	$(1,443,139)	$2,810,499

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
March 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturitity securities:
U.S. Government and government agencies and authorities	$13,544,442	$0	$0	$13,544,442
U.S. special revenue and assessments	0	7,205,639	0	7,205,639
Corporate securities	0	76,232,061	0	76,232,061
Total fixed maturities	13,544,442	83,437,700	0	96,982,142
Equity securities:
Common stocks	37,439,195	5,582,300	2,857,144	45,878,639
Limited liability companies	0	0	60,359,880	60,359,880
Total equity securities	37,439,195	5,582,300	63,217,024	106,238,519
Short-term investments	13,714,840	0	0	13,714,840
Total financial assets	$64,698,477	$89,020,000	$63,217,024	$216,935,501
Liabilities:
Trading securities	$110,000	$0	$0	$110,000

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturitity securities:
U.S. Government and government agencies and authorities	$13,587,779	$0	$0	$13,587,779
U.S. special revenue and assessments	0	7,308,458	0	7,308,458
Corporate securities	0	82,513,599	0	82,513,599
Total fixed maturities	13,587,779	89,822,057	0	103,409,836
Equity securities:
Common stocks	35,819,973	5,329,080	2,807,634	43,956,687
Limited liability companies	0	0	57,604,806	57,604,806
Total equity securities	35,819,973	5,329,080	60,412,440	101,561,493
Short-term investments	29,132,236	0	0	29,132,236
Total financial assets	$78,539,988	$95,151,137	$60,412,440	$234,103,565

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At March 31, 2024 and December 31, 2023, the estimated fair value of such investments was $62,081,456 and $54,989,319, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the three months ended March 31, 2024.

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

Change in Recurring Fair Value Measurements

The following table presents the changes in Level 3 equity securities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 equity securities.
		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Realized gains (losses)	0	0	0
Unrealized gains (losses)	49,510	2,755,074	2,804,584
Purchases	0	0	0
Sales	0	0	0
Balance at March 31, 2024	$2,857,144	$60,359,880	$63,217,024

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at March 31, 2024 and December 31, 2023 may include changes in fair value that were attributable to both observable and unobservable inputs.
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

Financial Assets	Fair Value at March 31, 2024	Fair Value at December 31, 2023	Valuation Technique
Common stocks	$2,857,144	$2,807,634	Pricing Model
Limited liability companies	60,359,880	57,604,806	Pricing Model
Total	$63,217,024	$60,412,440

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at March 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$35,423,361	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	10,478,935	9,204,839
Limited partnerships	16,179,160	2,366,695	n/a	n/a
Total	$62,081,456	$11,571,534	n/a	n/a

Investment Category	Fair Value at December 31, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$34,081,797	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	11,960,929	9,464,608	n/a	n/a
Limited partnerships	8,946,593	2,410,599	n/a	n/a
Total	$54,989,319	$11,875,207

The following are descriptions of the Company's assets held at NAV.

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

The Company invested in a Limited Liability Company ("LLC") that was formed under the laws of the state of Delaware in 2020. The LLC agreement provides for the Company to continue until dissolved. There are significant restrictions to the dissolution process, which are outlined in the LLC Agreement. The LLC Company was formed for the purpose of acquiring, making investments in, and owning, holding, and growing operating businesses through the United States. In 2020, UG entered into a LLC Agreement to invest in this LLC.

The Company invested in a Limited Liability Company ("LLC") that was formed under the laws of the state of Delaware. The LLC was formed on October 15, 2020 to provide long-term investment returns. The Company will continue to operate until December 31, 2032, or until each of the investment funds in which the LLC invests terminates, unless terminated earlier or extended in accordance with the Operating Agreement. In 2020, UG completed the Subscription Agreement to become an investor in this LLC.

The Company invested in a Limited Liability Company ("LLC") that was formed under the laws of the state of Delaware. The LLC was formed on July 1, 2022 to amplify philanthropy by primarily investing in venture capital investment funds and in direct venture capital investments of operating companies. The Company will continue to operate until December 31, 2034, or until each of the investment funds in which the LLC invests terminates, unless terminated earlier or extended in accordance with the Operating Agreement. In 2022, the Company completed the Subscription Agreement to become an investor in this LLC.

The Company invested in a Limited Liability Company ("LLC") that was formed under the laws of the state of Delaware. The LLC was organized solely for the purpose owning, managing, supervising and disposing of the investment. The Partnership will continue in existence for the investment period (subject to extension), unless sooner terminated by operation of law or pursuant to any provision of the Limited Partnership Agreement. In 2022, the Company entered into a Limited Partnership Agreement to invest in this LP.

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

The Company invested in a Limited Liability Company ("LLC") that was formed under the laws of the state of Delaware. The LLC was formed September 29, 2021 for the purpose of investing in companies located in emerging markets.  The Limited Liability Company Agreement provides for LLC to continue until dissolved, unless terminated earlier through terms specified in the Operating Agreement. In 2021, the Company entered into a Limited Liability Company Agreement to invest in the LLC.

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

The Company invested in a LP that was formed as a Delaware Limited Partnership on September 22, 2023. The Limited Partnership Agreement states that the LP shall continue, unless the Partnership is sooner dissolved , until the fifteenth (15th) anniversary of the final closing, provided, that the General Partner may further extend the term of the Partnership beyond the aforementioned term with the approval of a majority in interest of the limited partners for up to two consecutive period of five years. The nature of the business to be conducted and promoted by the partnership is to: (1) acquire, own, and operate one or more clubs,  (2) establish subsidiaries for the acquisition of clubs and club ownership interests, (3) pursue and exploit business, investment or real estate opportunities related or incidental to clubs, their stadiums or any other sport or entertainment activities, and (4) engage in any lawful act or activity incidental to the foregoing purposes, as determined by the general partner.
Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at March 31, 2024 or December 31, 2023.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
March 31, 2024	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	15,816,798	15,816,798	0	0	15,816,798
Mortgage loans on real estate	15,702,437	14,824,642	0	0	14,824,642
Notes receivable	14,379,379	14,622,498	0	0	14,622,498
Investment real estate	21,371,982	62,624,766	0	0	62,624,766
Policy loans	5,994,931	5,994,931	0	0	5,994,931
Accrued investment income	1,720,261	1,720,261	0	0	1,720,261

Liabilities
Policy claims and benefits payable	3,534,448	3,534,448	0	0	3,534,448
Dividend and endowment accumulations	14,698,020	14,698,020	0	0	14,698,020

	Carrying	Estimated
December 31, 2023	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	15,977,368	15,977,368	0	0	15,977,368
Mortgage loans on real estate	15,318,176	14,447,026	0	0	14,447,026
Notes receivable	14,009,225	14,189,147	0	0	14,189,147
Investment real estate	21,975,120	62,899,838	0	0	62,899,838
Policy loans	6,018,248	6,018,248	0	0	6,018,248
Accrued investment income	2,001,064	2,001,064	0	0	2,001,064

Liabilities
Policy claims and benefits payable	4,188,917	4,188,917	0	0	4,188,917
Dividend and endowment accumulations	14,749,258	14,749,258	0	0	14,749,258
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Held to maturity redeemable preferred stock is carried at cost, which approximates fair value.

Certain equity securities are reported at their cost basis, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It is not practicable to estimate their fair values due to insufficient information being available.

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

The carrying value of accrued investment income approximates its fair value.

The carrying amounts reported for policy claims and benefits payable approximates fair value.

The carrying value for dividend and endowment accumulations approximates fair value.

The carrying value for notes payable is a reasonable estimate of fair value subject to floating rates of interest.  The fair value of notes payable with fixed rate borrowings is determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.  The inputs used to measure the fair value of notes payable are classified as Level 2 within the fair value hierarchy.

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2023	Borrowings	Repayments	March 31, 2024
Lines of Credit:
UTG	11/20/2013	11/20/2024	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/4/2024	25,000,000	19,000,000	0	19,000,000	0

UTG has a variable rate revolving line of credit. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.  UTG is in the process of renewing this line of credit.

During October of 2023, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19,698,879. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2024, the Company repurchased 3,598 shares through the stock repurchase program for $108,914. Through March 31, 2024, UTG has spent $20,300,317 in the acquisition of 1,360,457 shares under this program.

During 2024, the Company issued 9,944 shares of stock to management and employees as compensation at a cost of $299,314. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2024 and 2023, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $278,944 and $878,132 at March 31, 2024 and December 31, 2023, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $2,000,000 and $2,800,000 at March 31, 2024 and December 31, 2023, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $15,718,682 and $16,153,903 at March 31, 2024 and December 31, 2023, respectively.
Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2024	2023
Interest	$23,169	$41,916
Federal income tax	0	0

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of March 31, 2024 and 2023, approximately 49% and 50%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at March 31, 2024 and  December 31, 2023, respectively.  Insurance ceded represented 31% and 29% of premium income for the three months ended March 31, 2024 and 2023, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 30% and 28% of the Company’s total invested assets as of March 31, 2024 and December 31, 2023, respectively. The following table provides an allocation of the oil and gas investments by type.

March 31, 2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,065,330	$1,065,330
Equity securities, at fair value	89,840,001	0	89,840,001
Equity securities, at cost	5,547,263	0	5,547,263
Investment real estate	6,967,353	0	6,967,353
Notes receivable	2,000,000	0	2,000,000
Total	$104,354,617	$1,065,330	$105,419,947

December 31, 2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,075,240	$1,075,240
Equity securities, at fair value	84,066,203	0	84,066,203
Equity securities, at cost	5,826,381	0	5,826,381
Investment real estate	7,383,851	0	7,383,851
Notes receivable	2,000,000	0	2,000,000
Total	$99,276,435	$1,075,240	$100,351,675

At March 31, 2024 and December 31, 2023, the Company owned 4 equity securities that represented approximately 75% and 73%, respectively, of the total investments associated with the oil and gas industry.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended  December 31, 2023, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three-months ended March 31, 2024, there were no additions to or changes in the critical accounting policies disclosed in the 2023 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $9.1 million for the three-month period ended March 31, 2024.

For the three-month period ended March 31, 2023, the Company reported a net loss attributable to common shareholders of approximately $(6.9) million.

Revenues

For the three-month period ended March 31, 2024, the Company reported total revenues of approximately $16.6 million and for the same period in 2023 total revenues of approximately $(3.0) million.

The variance in total revenue between first quarter 2023 and 2024 results is primarily the result of the change in the fair value of equity securities. The Company reported a year-to-date 2024 gain in the change in the fair value of equity securities of approximately $12.0 million and a first quarter 2023 loss of approximately $(8.6) million.  The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $4.6 million and $4.9 million for the three-month-periods ended March 31, 2024 and 2023, respectively.  The decline in the 2024 results, when compared to 2023, are the result of a decline in net investment income in the first quarter.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2024	2023
Net investment income	$3,048,789	$3,318,165
Net investment gains	$37,470	$716,300
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$12,020,406	$(8,645,474)

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2024	2023
Fixed maturities	$1,037,852	$1,055,308
Equity securities	421,674	961,267
Trading securities	(7,301)	0
Mortgage loans	208,856	338,409
Real estate	1,754,841	1,613,907
Notes receivable	311,422	445,318
Policy loans	100,958	107,363
Short-term investments	332,605	57,376
Cash and cash equivalents	304,827	157,873
Total consolidated investment income	4,465,734	4,736,821
Investment expenses	(1,416,945)	(1,418,656)
Consolidated net investment income	$3,048,789	$3,318,165

Net investment income represented 66% and 68% of the Company's revenue before net investment gains (losses) as of March 31, 2024 and 2023, respectively.  When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities, mortgage loans, notes receivable and short term, cash and cash equivalents  investment portfolios.

Beginning in March 2022 and ending in July 2023, the Federal Open Market Committee (“FOMC”) aggressively raised interest rates to fight inflation. During this time period, the interest rate environment experienced eleven rate increases totaling 5.25%, including four increases during the first part of 2023. While these actions had a negative impact on some of our investments currently owned, this has also allowed for better yields on cash balances and recent investments acquired as investments mature.

Earnings from the equity securities investment portfolio represented approximately 9% and 20% of the total consolidated investment income reported by the Company during the three-month periods ended March 31, 2024 and 2023, respectively.  Income from the equity securities portfolio was down approximately 56% or $540,000 when comparing first quarter 2024 and 2023 results.  The majority of the decline in equity securities earnings is the result of lower dividends received on certain oil and gas equity holdings.  Oil prices were high during much of 2022 and returned to more normalized levels during 2023 and has remained relatively stable into 2024.  In early 2023, the dividends received on these investments remained elevated compared to recent history as the cash flows from the higher prices worked their way through the entities and out to investors through dividends.  After first quarter 2023, the Company saw dividends from oil and gas equity investments decline with the change in the price of oil.

Mortgage loan investment income declined approximately 38%, or $130,000 when comparing first quarter 2024 to 2023.  This is the result of a large pay-off on a mortgage loan in the latter part of 2023.

The earnings reported by the cash and short-term investments represented 14% and 5% of the total consolidated investment income reported by the Company during the three-month periods ended March 31, 2024 and 2023, respectively.  The increase in earnings in this category is the result of a combination of higher cash and short-term holdings in 2024 and from increased interest rates received from banks and other deposit institutions in 2024 compared to 2023.

The following table reflects net realized investment gains (losses) for the three months ended March 31:

	2024	2023
Fixed maturities available for sale	$0	$20,833
Equity securities	0	85,184
Real estate	37,461	586,774
Short-term investments	9	23,509
Consolidated net realized investment gains	37,470	716,300
Change in fair value of equity securities	12,020,406	(8,645,474)
Net investment gains (losses)	$12,057,876	$(7,929,174)

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of one small equity security holding represents all the realized investment gains from equity securities during 2023. During the first quarter of 2024, the Company did not sell any of its equity holdings.

In first quarter 2024, the Company reported realized gains on real estate of $37,461.  This was the result of the sale of two smaller parcels of property located in Kentucky.  The 2023 real estate gains are the result of sales of real estate in Kentucky that included a land parcel that produced a gain of approximately $480,000.

The Company reported a change in the fair value of equity securities of approximately $12.0 million and $(8.6) million for the threee-month periods ended March 31, 2024, and 2023, respectively.  This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Equity investments primarily in the oil and gas area represent almost all the unrealized gains reported in 2024 and unrealized losses reported in 2023. For 2023, most all of the negative results occurred in the first quarter. Since that time, we started to recognize a slight rebound, and it appears to be the result of market stabilization. Periodic pull backs and rallies are expected by Management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $5.0 million for the three-month period ended March 31, 2024, a decrease of approximately 13% from the same period in 2023. Benefits, claims and settlement expenses represented approximately 56% and 58% of the Company's total expenses for the three-month periods ended March 31, 2024 and 2023, respectively. The other major expense category of the Company is operating expenses, which represented approximately 41% and 39% of the Company's total expenses for the three-month periods ended March 31, 2024 and 2023, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 17% when comparing the three-month periods ended March 31, 2024, and 2023.  Policy claims net of reinsurance were approximately $557,000 less in the first quarter 2024 compared to first quarter 2023.  Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses decreased approximately 8% in the three-month period ended March 31, 2024 as compared to the same period in 2023.  There are two expense items that comprise the majority of the decrease in operating expenses, salary and charitable contributions.  Salary expense was approximately $77,000 less in first quarter 2024 compared to 2023 and charitable expense was $85,000 less in first quarter 2024 compared to 2023.  Charitable expense fluctuates based on reported taxable income of the Company.  Expenses in the remaining categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company:

	March 31, 2024	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$96,982,142	28%	23%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	168,319,975	47%	39%
Equity securities, at cost	15,816,798	4%	4%
Mortgage loans	15,702,437	4%	4%
Notes receivable	14,379,379	4%	3%
Real estate	21,371,982	6%	5%
Policy loans	5,994,931	2%	1%
Short-term investments	13,714,840	4%	3%
Total investments	$354,782,484	100%	83%

	December 31, 2023	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$103,409,836	29%	24%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	156,550,812	43%	35%
Equity securities, at cost	15,977,368	4%	4%
Mortgage loans	15,318,176	4%	3%
Notes receivable	14,009,225	4%	3%
Real estate	21,975,120	6%	5%
Policy loans	6,018,248	2%	1%
Short-term investments	29,132,236	7%	7%
Total investments	$364,891,021	100%	83%

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

The Company’s total investments represented 83% of the Company’s total assets as of March 31, 2024 and December 31, 2023, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 80% and 77%, of the total investments during 2024 and 2023, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(1.1) million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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
Capital Resources

Total shareholders' equity increased by approximately 5% as of March 31, 2024, compared to December 31, 2023. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company partially offset by the decline in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of March 31, 2024, and December 31, 2023, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of March 31, 2024, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 6 – Shareholders’ Equity in the Notes to the Condensed  Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2023, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19.7 million as of March 31, 2024. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $2 million in 2024 and cash provided by operating activities was approximately $2 million in 2023. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2024, the Company’s investing activities provided net cash of approximately $20.7 million and used net cash of approximately $58,000 in 2023. The Company recognized proceeds of approximately $26.0 million and $14.1 million from investments sold and matured in 2024 and 2023, respectively.  The Company used approximately $5.3 million and $14.2 million to acquire investments during 2024 and 2023, respectively.  The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $19 million during the first quarter of 2024 and 2023. As of March 31, 2024 and 2023, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $40.8 million and $41.2 million as of March 31, 2024 and December 31, 2023, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $99.5 million at March 31, 2024. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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

NONE

ITEM 1A.  RISK FACTORS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  MINE SAFETY DISCLOSURES

NONE

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chairman of the Board, Chief Executive Officer and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Chief Financial Officer of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Jesse T. Correll, Chairman of the Board, Chief Executive Officer and President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Theodore C. Miller, Chief Financial Officer, Senior Vice President and Chief Financial Officer of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 13, 2024	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	May 13, 2024	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)