Form 10-Q
period 2024-06-30
UTG INC
filed 2024-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2024 was 3,166,267.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $104,458,333 and $109,554,738)	$96,080,683	$103,409,836
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $91,366,652 and $89,387,893)	177,296,271	156,550,812
Equity securities, at cost	16,771,998	15,977,368
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $231,000 and $274,000)	15,632,978	15,318,176
Notes receivable (net of credit loss reserve of $208,000 and $250,000)	14,096,559	14,009,225
Investment real estate, net	30,244,425	21,975,120
Policy loans	5,826,833	6,018,248
Short-term investments	8,073,676	29,132,236
Total investments	366,523,423	364,891,021

Cash and cash equivalents	35,493,889	41,185,196
Accrued investment income	1,990,782	2,001,064
Reinsurance receivables:
Future policy benefits	24,094,241	23,847,623
Policy claims and other benefits	3,790,156	4,734,575
Cost of insurance acquired	1,718,988	2,036,896
Income tax receivable	2,103,464	2,128,027
Other assets	961,062	884,531
Total assets	$436,676,005	$441,708,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$221,455,958	$223,757,860
Policy claims and benefits payable	3,358,070	4,188,917
Other policyholder funds	253,862	260,892
Dividend and endowment accumulations	14,588,899	14,749,258
Deferred income taxes	15,856,311	12,426,840
Notes payable	0	19,000,000
Other liabilities	5,443,668	5,635,373
Total liabilities	260,956,768	280,019,140

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,168,086 and 3,165,320 shares outstanding	3,170	3,167
Additional paid-in capital	32,696,383	32,613,817
Retained earnings	149,116,490	133,491,797
Accumulated other comprehensive loss	(6,618,343)	(4,882,317)
Total UTG shareholders' equity	175,197,700	161,226,464
Noncontrolling interests	521,537	463,329
Total shareholders' equity	175,719,237	161,689,793
Total liabilities and shareholders' equity	$436,676,005	$441,708,933

* Balance sheet audited at December 31, 2023.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue:
Premiums and policy fees	$1,925,873	$2,087,436	$3,925,958	$4,144,617
Ceded reinsurance premiums and policy fees	(502,822)	(807,170)	(1,032,583)	(1,324,981)
Net investment income	4,295,721	3,243,796	7,344,510	6,561,961
Other income	86,702	70,233	154,969	106,818
Revenue before net investment gains (losses)	5,805,474	4,594,295	10,392,854	9,488,415
Net investment gains (losses):
Other realized investment gains, net	414,120	319,310	451,590	1,035,610
Change in fair value of equity securities	6,848,994	1,459,478	18,869,400	(7,185,996)
Total net investment gains (losses)	7,263,114	1,778,788	19,320,990	(6,150,386)
Total revenue	13,068,588	6,373,083	29,713,844	3,338,029

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	2,594,722	4,499,416	6,239,173	8,148,440
Ceded reinsurance benefits and claims	(183,518)	(883,655)	(1,348,870)	(1,497,016)
Annuity	252,357	257,811	504,092	509,443
Dividends to policyholders	80,098	81,704	161,375	168,702
Commissions and amortization of deferred policy acquisition costs	(25,202)	(26,298)	(55,485)	(54,154)
Amortization of cost of insurance acquired	158,954	165,325	317,908	330,639
Operating expenses	2,126,516	2,035,539	4,208,238	4,307,415
Interest expense	0	2,897	11,600	16,820
Total benefits and other expenses	5,003,927	6,132,739	10,038,031	11,930,289

Income (loss) before income taxes	8,064,661	240,344	19,675,813	(8,592,260)
Income tax expense (benefit)	1,560,283	131,662	3,992,912	(1,789,190)

Net income (loss)	6,504,378	108,682	15,682,901	(6,803,070)

Net income attributable to noncontrolling interests	(29,191)	(29,022)	(58,208)	(59,512)

Net income (loss) attributable to common shareholders	$6,475,187	$79,660	$15,624,693	$(6,862,582)

Amounts attributable to common shareholders
Basic income (loss) per share	$2.04	$0.03	$4.93	$(2.15)

Diluted income (loss) per share	$2.04	$0.03	$4.93	$(2.15)

Basic weighted average shares outstanding	3,169,060	3,185,576	3,169,216	3,187,327

Diluted weighted average shares outstanding	3,169,060	3,185,576	3,169,216	3,187,327

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Net income (loss)	$6,504,378	$108,682	$15,682,901	$(6,803,070)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(761,765)	(1,725,615)	(2,204,904)	1,084,884
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	165,818	366,527	468,878	(220,222)
Unrealized holding gains (losses) arising during period, net of tax	(595,947)	(1,359,088)	(1,736,026)	864,662

Less reclassification adjustment for gains included in net income (loss)	0	(25,000)	0	(45,833)
Tax expense for gains included in net income (loss)	0	5,250	0	9,625
Reclassification adjustment for gains included in net income (loss), net of tax	0	(19,750)	0	(36,208)

Subtotal: Other comprehensive income (loss), net of tax	(595,947)	(1,378,838)	(1,736,026)	828,454

Comprehensive income (loss)	5,908,431	(1,270,156)	13,946,875	(5,974,616)

Less comprehensive income attributable to noncontrolling interests	(29,191)	(29,022)	(58,208)	(59,512)

Comprehensive income (loss) attributable to UTG, Inc.	$5,879,240	$(1,299,178)	$13,888,667	$(6,034,128)

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at April 1, 2024	$3,173	$32,804,211	$142,641,303	$(6,022,396)	$492,346	$169,918,637
Treasury shares acquired	(3)	(107,828)	0	0	0	(107,831)
Net income attributable to common shareholders	0	0	6,475,187	0	0	6,475,187
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(595,947)	0	(595,947)
Gain attributable to noncontrolling interest	0	0	0	0	29,191	29,191
Balance at June 30, 2024	$3,170	$32,696,383	$149,116,490	$(6,618,343)	$521,537	$175,719,237

Six Months Ended June 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2024	$3,167	$32,613,817	$133,491,797	$(4,882,317)	$463,329	$161,689,793
Common stock issued during year	10	299,304	0	0	0	299,314
Treasury shares acquired	(7)	(216,738)	0	0	0	(216,745)
Net income attributable to common shareholders	0	0	15,624,693	0	0	15,624,693
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(1,736,026)	0	(1,736,026)
Gain attributable to noncontrolling interest	0	0	0	0	58,208	58,208
Balance at June 30, 2024	$3,170	$32,696,383	$149,116,490	$(6,618,343)	$521,537	$175,719,237

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at April 1, 2023	$3,189	$33,268,111	$124,592,860	$(4,904,294)	$483,962	$153,443,828
Treasury shares acquired	(5)	(131,347)	0	0	0	(131,352)
Net income attributable to common shareholders	0	0	79,660	0	0	79,660
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(1,378,838)	0	(1,378,838)
Gain attributable to noncontrolling interest	0	0	0	0	29,022	29,022
Balance at June 30, 2023	$3,184	$33,136,764	$124,672,520	$(6,283,132)	$512,984	$152,042,320

Six Months Ended June 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2023	$3,166	$32,693,972	$131,989,352	$(7,111,586)	$453,472	$158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	27	674,363	0	0	0	674,390
Treasury shares acquired	(9)	(231,571)	0	0	0	(231,580)
Net loss attributable to common shareholders	0	0	(6,862,582)	0	0	(6,862,582)
Unrealized holding income on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	828,454	0	828,454
Gain attributable to noncontrolling interest	0	0	0	0	59,512	59,512
Balance at June 30, 2023	$3,184	$33,136,764	$124,672,520	$(6,283,132)	$512,984	$152,042,320

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$15,682,901	$(6,803,070)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of investments	(399,110)	(81,839)
Realized investment gains, net	(451,590)	(1,035,610)
Change in fair value of equity securities	(18,869,400)	7,185,996
Amortization of cost of insurance acquired	317,908	330,639
Provision for deferred income taxes	3,898,349	(2,081,472)
Depreciation and depletion	789,739	318,475
Stock-based compensation	299,314	674,390
Charges for mortality and administration of universal life and annuity products	(2,737,821)	(2,869,847)
Interest credited to account balances	1,794,213	1,835,166
Change in accrued investment income	10,282	(86,472)
Change in reinsurance receivables	697,801	149,553
Change in policy liabilities and accruals	(2,173,115)	(2,426,980)
Change in income taxes receivable (payable)	24,563	(4,767,718)
Change in other assets and liabilities, net	(325,402)	3,603,668
Net cash used in operating activities	(1,441,368)	(6,055,121)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	5,000,000	2,045,833
Equity securities	4,813,238	4,285,222
Trading securities	102,699	0
Mortgage loans	1,844,701	1,755,829
Notes receivable	754,667	4,338,516
Real estate	2,503,900	4,365,571
Policy loans	680,012	776,616
Short-term investments	22,500,000	9,740,815
Total proceeds from investments sold and matured	38,199,217	27,308,402
Cost of investments acquired:
Equity securities	(7,198,349)	(6,292,534)
Trading securities	(102,699)	0
Mortgage loans	(2,111,502)	(217,864)
Notes receivable	(800,000)	(2,953,241)
Real estate	(11,396,924)	(3,581,370)
Policy loans	(488,597)	(486,969)
Short-term investments	(950,925)	(9,701,297)
Total cost of investments acquired	(23,048,996)	(23,233,275)
Net cash provided by investing activities	15,150,221	4,075,127

Cash flows from financing activities:
Policyholder contract deposits	2,049,905	2,063,085
Policyholder contract withdrawals	(2,233,320)	(2,300,206)
Payments of principal on notes payable/line of credit	(19,000,000)	(19,000,000)
Purchase of treasury stock	(216,745)	(231,580)
Net cash used in financing activities	(19,400,160)	(19,468,701)
Net decrease in cash and cash equivalents	(5,691,307)	(21,448,695)
Cash and cash equivalents at beginning of period	41,185,196	45,290,385
Cash and cash equivalents at end of period	$35,493,889	$23,841,690

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2024, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company’s results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At June 30, 2024, Mr. Correll owns or controls directly and indirectly approximately 65.97% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2024, there were no additions to or changes in the critical accounting policies disclosed in the 2023 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

June 30, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$14,315,878	$0	$(718,083)	$13,597,795
U.S. special revenue and assessments	7,525,907	0	(345,583)	7,180,324
All other corporate bonds	82,616,548	37,317	(7,351,301)	75,302,564
Total fixed maturities, available for sale	104,458,333	37,317	(8,414,967)	96,080,683
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$106,958,333	$37,317	$(8,414,967)	$98,580,683

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$14,316,976	$0	$(729,197)	$13,587,779
U.S. special revenue and assessments	7,528,985	0	(220,527)	7,308,458
All other corporate bonds	87,708,777	89,004	(5,284,182)	82,513,599
Total fixed maturities, available for sale	109,554,738	89,004	(6,233,906)	103,409,836
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$112,054,738	$89,004	$(6,233,906)	$105,909,836

The amortized cost and estimated market value of fixed maturity securities at June 30, 2024, by contractual maturity, is shown below.

Fixed Maturity Securities June 30, 2024	Amortized Cost	Fair Value
Due in one year or less	$9,057,941	$8,986,940
Due after one year through five years	43,617,942	41,844,703
Due after five years through ten years	5,387,968	5,343,825
Due after ten years	21,768,156	19,210,935
Fixed maturities with no single maturity date	27,126,326	23,194,280
Total	$106,958,333	$98,580,683

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

The Company held below investment grade investments with an estimated market value of $0 as of June 30, 2024 and December 31, 2023.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

June 30, 2024	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$495,371	(2,480)	13,102,424	$(715,603)	13,597,795	$(718,083)
U.S. Special Revenue and Assessments	0	0	7,180,324	(345,583)	7,180,324	(345,583)
All other corporate bonds	5,918,474	(53,403)	66,654,610	(7,297,898)	72,573,084	(7,351,301)
Total fixed maturities	$6,413,845	(55,883)	86,937,358	(8,359,084)	93,351,203	$(8,414,967)

December 31, 2023	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,497,390	(3,696)	12,090,389	(725,501)	13,587,779	$(729,197)
U.S. special revenue and assessments	0	0	7,308,458	(220,527)	7,308,458	(220,527)
All other corporate bonds	544,610	(2,319)	73,678,567	(5,281,863)	74,223,177	(5,284,182)
Total fixed maturities	$2,042,000	(6,015)	93,077,414	(6,227,891)	95,119,414	$(6,233,906)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2024
Fixed maturities	5	45	50
As of December 31, 2023
Fixed maturities	2	45	47

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

Substantially all of the unrealized losses on fixed maturity securities at June 30, 2024 and December 31, 2023 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At June 30, 2024, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at June 30, 2024.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Unrealized appreciation (depreciation) on available-for-sale securities	$(8,377,650)	$(6,180,148)
Deferred income taxes	1,759,307	1,297,831
Net unrealized appreciation (depreciation) on available-for-sale securities	$(6,618,343)	$(4,882,317)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $16,771,998 and $15,977,368 at June 30, 2024 and December 31, 2023, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the six months ended June 30, 2024 and 2023, the Company acquired $2,111,502 and $217,864 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2024 and 2023, the maximum and minimum lending rates for mortgage loans were:

	2024		2023
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	5.00%	5.00%	5.00%	5.00%
Commercial Loans	10.00%	4.00%	8.75%	4.00%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company:

	June 30, 2024	December 31, 2023
In good standing	$15,632,978	$15,318,176
Total mortgage loans	$15,632,978	$15,318,176

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	June 30, 2024	December 31, 2023
Farm	$326,385	$332,417
Commercial	14,068,452	13,764,209
Residential	1,469,141	1,495,550
Total mortgage loans	15,863,978	15,592,176
Less allowance for credit losses	(231,000)	(274,000)
Total mortgage loans, net	$15,632,978	$15,318,176

There were no  past due loans as of June 30, 2024 and December 31, 2023.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2024 and 2023 the Company acquired  $800,000 and $2,953,241 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	June 30, 2024	December 31, 2023
Notes receivable	$14,304,559	$14,259,225
Less allowance for credit losses	(208,000)	(250,000)
Total notes receivable, net	$14,096,559	$14,009,225

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of June 30, 2024 and December 31, 2023 was $36,000 and $51,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the six months ended June 30, 2024, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	June 30, 2024	December 31, 2023
Raw land	$17,165,537	$6,971,930
Commercial	4,438,091	4,106,938
Residential	1,949,708	3,512,408
Land, minerals and royalty interests	6,691,089	7,383,844
Total investment real estate	$30,244,425	$21,975,120

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of June 30, 2024 and December 31, 2023, investments in oil and gas royalties represented 22% and 34%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended  June 30, 2024 and 2023, the Company acquired $11,396,924 and $3,581,370 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2024 and 2023, the Company acquired $950,925 and $9,701,297, respectively, in short-term investments.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized gains:
Sales of fixed maturities	$0	$25,000	$0	$45,833
Sales of equity securities	285,578	163,290	285,578	248,474
Sales of real estate	128,559	138,986	166,020	725,760
Sales of short-term investments	0	0	0	23,509
Total realized gains	414,137	327,276	451,598	1,043,576
Realized losses:
Sales of equity securities	0	(7,966)	0	(7,966)
Sales of short-term investments	(17)	0	(8)	0
Total realized losses	(17)	(7,966)	(8)	(7,966)
Net realized investment gains	414,120	319,310	451,590	1,035,610
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	6,848,994	1,459,478	18,869,400	(7,185,996)
Change in fair value of equity securities	6,848,994	1,459,478	18,869,400	(7,185,996)
Net investment gains (losses)	$7,263,114	$1,778,788	$19,320,990	$(6,150,386)
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(761,765)	$(1,725,615)	$(2,204,904)	$1,084,884
Net increase (decrease)	$(761,765)	$(1,725,615)	$(2,204,904)	$1,084,884

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
June 30, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$13,597,795	$0	$0	$13,597,795
U.S. special revenue and assessments	0	7,180,324	0	7,180,324
Corporate securities	0	75,302,564	0	75,302,564
Total fixed maturities	13,597,795	82,482,888	0	96,080,683
Equity securities:
Common stocks	40,569,028	5,223,416	2,915,937	48,708,381
Limited liability companies	0	0	61,254,723	61,254,723
Total equity securities	40,569,028	5,223,416	64,170,660	109,963,104
Short-term investments	8,073,676	0	0	8,073,676
Total financial assets	$62,240,499	$87,706,304	$64,170,660	$214,117,463

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$13,587,779	$0	$0	$13,587,779
U.S. special revenue and assessments	0	7,308,458	0	7,308,458
Corporate securities	0	82,513,599	0	82,513,599
Total fixed maturities	13,587,779	89,822,057	0	103,409,836
Equity securities:
Common stocks	35,819,973	5,329,080	2,807,634	43,956,687
Limited liability companies	0	0	57,604,806	57,604,806
Total equity securities	35,819,973	5,329,080	60,412,440	101,561,493
Short-term investments	29,132,236	0	0	29,132,236
Total financial assets	$78,539,988	$95,151,137	$60,412,440	$234,103,565

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At June 30, 2024 and December 31, 2023, the estimated fair value of such investments was $67,333,167 and $54,989,319, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2024.

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
		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Realized gains (losses)	0	0	0
Unrealized gains (losses)	108,303	1,992,414	2,100,717
Purchases	0	1,657,503	1,657,503
Sales	0	0	0
Balance at June 30, 2024	$2,915,937	$61,254,723	$64,170,660

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at June 30, 2024 and December 31, 2023 may include changes in fair value that were attributable to both observable and unobservable inputs.
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

Financial Assets	Fair Value at June 30, 2024	Fair Value at December 31, 2023	Valuation Technique
Common stocks	$2,915,937	$2,807,634	Pricing Model
Limited liability companies	61,254,723	57,604,806	Pricing Model
Total	$64,170,660	$60,412,440

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at June 30, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$39,546,708	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	10,295,247	7,948,894	n/a	n/a
Limited partnerships	17,491,212	2,363,837	n/a	n/a
Total	$67,333,167	$10,312,731

Investment Category	Fair Value at December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$34,081,797	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	11,960,929	9,464,608	n/a	n/a
Limited partnerships	8,946,593	2,410,599	n/a	n/a
Total	$54,989,319	$11,875,207

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
Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at June 30, 2024 or December 31, 2023.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
June 30, 2024	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	16,771,998	16,771,998	0	0	16,771,998
Mortgage loans on real estate	15,632,978	14,873,171	0	0	14,873,171
Notes receivable	14,096,559	14,283,336	0	0	14,283,336
Investment real estate	30,244,425	86,016,428	0	0	86,016,428
Policy loans	5,826,833	5,826,833	0	0	5,826,833
Accrued investment income	1,990,782	1,990,782	0	0	1,990,782

Liabilities
Policy claims and benefits payable	3,358,070	3,358,070	0	0	3,358,070
Dividend and endowment accumulations	14,588,899	14,588,899	0	0	14,588,899

	Carrying	Estimated
December 31, 2023	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	15,977,368	15,977,368	0	0	15,977,368
Mortgage loans on real estate	15,318,176	14,447,026	0	0	14,447,026
Notes receivable	14,009,225	14,189,147	0	0	14,189,147
Investment real estate	21,975,120	62,899,838	0	0	62,899,838
Policy loans	6,018,248	6,018,248	0	0	6,018,248
Accrued investment income	2,001,064	2,001,064	0	0	2,001,064

Liabilities
Policy claims and benefits payable	4,188,917	4,188,917	0	0	4,188,917
Dividend and endowment accumulations	14,749,258	14,749,258	0	0	14,749,258
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2023	Borrowings	Repayments	June 30, 2024
Lines of Credit:
UTG	11/20/2013	11/20/2024	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/4/2024	25,000,000	19,000,000	0	19,000,000	0

UTG has a variable rate revolving line of credit. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2023, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19,780,423. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2024, the Company repurchased 7,178 shares through the stock repurchase program for $216,745. Through June 30, 2024, UTG has spent $20,408,146 in the acquisition of 1,364,037 shares under this program.

During 2024, the Company issued 9,944 shares of stock to management and employees as compensation at a cost of $299,314. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2024 and 2023, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $165,661 and $878,132 at June 30, 2024 and December 31, 2023, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $2,000,000 and $2,800,000 at June 30, 2024 and December 31, 2023, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $12,802,375 and $16,153,903 at June 30, 2024 and December 31, 2023, respectively.
Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2024	2023
Interest	$0	$2,898
Federal income tax	70,000	5,060,000

	Six Months Ended
	June 30,
	2024	2023
Interest	$23,169	$44,814
Federal income tax	70,000	5,060,000

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2024 and 2023, approximately 51% and 50%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at June 30, 2024 and  December 31, 2023, respectively.  Insurance ceded represented 32% and 34% of premium income for the six months ended June 30, 2024 and 2023, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 31% and 28% of the Company’s total invested assets as of June 30, 2024 and December 31, 2023, respectively. The following table provides an allocation of the oil and gas investments by type.

June 30, 2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,070,090	$1,070,090
Equity securities, at fair value	97,007,332	0	97,007,332
Equity securities, at cost	5,502,463	0	5,502,463
Investment real estate	6,691,092	0	6,691,092
Notes receivable	2,000,000	0	2,000,000
Total	$111,200,887	$1,070,090	$112,270,977

December 31, 2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,075,240	$1,075,240
Equity securities, at fair value	84,066,203	0	84,066,203
Equity securities, at cost	5,826,381	0	5,826,381
Investment real estate	7,383,851	0	7,383,851
Notes receivable	2,000,000	0	2,000,000
Total	$99,276,435	$1,075,240	$100,351,675

At June 30, 2024 and December 31, 2023, the Company owned 4 equity securities that represented approximately 76% and 73%, respectively, of the total investments associated with the oil and gas industry.

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

During the six-months ended June 30, 2024, there were no additions to or changes in the critical accounting policies disclosed in the 2023 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $15.6 million for the six-month period ended June 30, 2024, and net income attributable to common shareholders of approximately $6.5 million for the three-month period ended June 30, 2024.

For the six-month period ended June 30, 2023, the Company reported a net loss attributable to common shareholders of approximately $(6.9) million, and net income attributable to common shareholders of approximately $80,000 for the three-month period ended June 30, 2023

Revenues

For the six-month period ended June 30, 2024, the Company reported total revenues of approximately $29.7 million and for the same period in 2023 total revenues of approximately $3.3 million. The Company reported total revenues of approximately $13.1 million and $6.4 million for the three-month period ended June 30, 2024 and 2023, respectively.

The variance in total revenue between second quarter 2023 and 2024 results, and the year-to-date is primarily the result of the change in the fair value of equity securities. The Company reported a second quarter 2024 gain in the change in the fair value of equity securities of approximately $6.8 million and a year-to-date 2024 gain of approximately $18.9 million. In 2023, the Company reported a second quarter gain in the change in the fair value of equity securities of approximately $1.5 million and a year-to-date loss of approximately $(7.2) million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $10.4 million and $9.5 million for the six-month-period ended 2024 and 2023, respectively. The Company reported $5.8 million and $4.6 million, respectively, of revenue before net investment gains (losses) for the second quarter of 2024 and 2023, respectively. The increase in the 2024 results, when compared to 2023, are the result of an increase in net investment income in the second quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net investment income	$4,295,721	$3,243,796	$7,344,510	$6,561,961
Net investment gains	$414,120	$319,310	$451,590	$1,035,610
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$6,848,994	$1,459,478	$18,869,400	$(7,185,996)

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fixed maturities available for sale	$881,343	$1,005,668	1,878,024	$2,020,258
Fixed maturities held to maturity	41,171	41,171	82,342	81,889
Equity securities	813,055	384,268	1,234,729	1,345,535
Trading securities	7,301	0	0	0
Mortgage loans	209,405	336,042	418,261	674,451
Real estate	2,411,441	1,752,808	4,166,282	3,366,715
Notes receivable	319,262	287,660	630,684	732,978
Policy loans	113,694	116,853	214,652	224,216
Short-term investments	157,910	41,827	490,515	99,203
Cash and cash equivalents	478,120	208,666	782,947	366,539
Total consolidated investment income	5,432,702	4,174,963	9,898,436	8,911,784
Investment expenses	(1,136,981)	(931,167)	(2,553,926)	(2,349,823)
Consolidated net investment income	$4,295,721	$3,243,796	$7,344,510	$6,561,961

Net investment income represented 71% and 69% of the Company's revenue before net investment gains (losses) as of June 30, 2024 and 2023, respectively. For the second quarter ended June 30, net investment income represented 74% and 71% of revenue before net investment gains (losses) for 2024 and 2023, respectively. When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities, mortgage loans, short term, and cash and cash equivalents investment portfolios.

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

Earnings from the equity securities investment portfolio represented approximately 12% and 15% of the total consolidated investment income reported by the Company during the six months ended June 30, 2024 and 2023, respectively.  Income from the equity securities portfolio was up approximately 112% or $429,000 when comparing second quarter 2024 and 2023 results.  This second quarter increase in equity securities earnings is the result of lease bonuses received for new drillings related to certain oil and gas equity holdings.

Mortgage loan investment income declined approximately 38%, or $256,000 when comparing year-to-date 2024 to 2023. Second quarter earnings from mortgage loan investments were also down approximately 38%, or $127,000 when comparing 2024 to 2023. This is the result of two large payoffs on a mortgage loan in the first and second quarters of 2023.

The earnings reported by the cash and short term investments represented 13% and 5% of the total consolidated investment income reported by the Company during the six months ended June 30, 2024 and 2023, respectively. Second quarter 2024 and 2023 earnings from cash and short term investments represented approximately 12% and 6% of the total investment income reported by the Company, respectively. The increase in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from increased interest rates received from banks and other deposit institutions in 2024 compared to 2023.

The following table reflects net investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fixed maturities available for sale	$0	$25,000	$0	$45,833
Equity securities	285,578	155,324	285,578	240,508
Real estate	128,559	138,986	166,020	725,760
Short-term investments	(17)	0	(8)	23,509
Consolidated net realized investment gains	414,120	319,310	451,590	1,035,610
Change in fair value of equity securities	6,848,994	1,459,478	18,869,400	(7,185,996)
	$7,263,114	$1,778,788	$19,320,990	$(6,150,386)

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of two equity securities holdings represents approximately $181,000 of the realized investment gains from equity securities during 2023. In 2024, the sale of three equity securities represents all the realized investment gains from equity securities.

In 2024, the Company reported realized gains on real estate of $166,000.  This was the result of the sale of several smaller parcels of property located in Kentucky resulting in gains of approximately $101,000, and the sale of one smaller parcel of property located in Illinois that produced a gain of approximately $65,000. The 2023 real estate gains are the result of sales of real estate in Kentucky that included a land parcel that produced a gain of approximately $480,000.

The Company reported a year-to-date 2024 change in the fair value of equity securities of approximately $18.9 million, and a second quarter 2024 gain of approximately $6.8 million. In 2023, The Company reported a year-to-date change in the fair value of equity securities of approximately $(7.2) million, and a second quarter gain of approximately $1.5 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

In 2023, the Company saw negative results in its equity investments. However, most all the negative results occurred in the first quarter of 2023.  Since that time, we reported a slight rebound, and it appears to be the result of market stabilization.  Equity investments primarily in the oil and gas area represent almost all the unrealized gains reported in 2024 and unrealized losses reported in 2023.  Periodic pull backs and rallies are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $10 million for the six month period ended June 30, 2024, a decrease of approximately 16% from the same period in 2023. Benefits, claims and settlement expenses represented approximately 55% and 61% of the Company's total expenses for the six month periods ended June 30, 2024 and 2023, respectively. The other major expense category of the Company is operating expenses, which represented approximately 42% and 36% of the Company's total expenses for the six month periods ended June 30, 2024 and 2023, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 24% when comparing the six months ended June 30, 2024, and 2023. When comparing second quarter 2024 and 2023 results, life benefits, claims and settlement expenses were down approximately 31%. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses decreased approximately 2% in the six month period ended June 30, 2024 as compared to the same period in 2023.  There is one expense item that comprises the majority of the decrease in operating expenses, charitable contributions. Charitable expense was approximately $91,000 less in the six month period ended June 30, 2024 as compared to the same period in 2023. Charitable expense fluctuates based on reported taxable income of the Company.  Expenses in the remaining categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of June 30, 2024, and December 31, 2023:

June 30, 2024	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$96,080,683	26%	22%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	177,296,271	48%	41%
Equity securities, at cost	16,771,998	5%	4%
Mortgage loans	15,632,978	4%	4%
Real estate	30,244,425	8%	7%
Notes receivable	14,096,559	4%	3%
Policy loans	5,826,833	2%	1%
Short-term investments	8,073,676	2%	2%
Total investments	$366,523,423	100%	84%

December 31, 2023	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$103,409,836	28%	23%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	156,550,812	43%	35%
Equity securities, at cost	15,977,368	4%	4%
Mortgage loans	15,318,176	4%	3%
Real estate	21,975,120	6%	5%
Notes receivable	14,009,225	4%	3%
Policy loans	6,018,248	2%	1%
Short-term investments	29,132,236	8%	7%
Total investments	$364,891,021	100%	83%

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

The Company’s total investments represented 85% and 83% of the Company’s total assets as of June 30, 2024, and December 31, 2023, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 75% and 72%, of the total investments during 2024 and 2023, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale". Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(1.7) million and $865,000 as of June 30, 2024 and 2023, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity decreased by approximately 9% as of June 30, 2024, compared to December 31, 2023. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company partially offset by the decline in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of June 30, 2024, and December 31, 2023, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of June 30, 2024, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 6 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2023, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $19.8 million as of June 30, 2024. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $1.4 million in 2024 and cash used by operating activities was approximately $6.1 million in 2023. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2024, the Company’s investing activities provided net cash of approximately $15.2 million and provided net cash of approximately $4.1 million in 2023. The Company recognized proceeds of approximately $38.2 million and $27.3 million from investments sold and matured in 2024 and 2023, respectively.  The Company used approximately $23.0 million and $23.2 million to acquire investments during 2024 and 2023, respectively.  The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $19.4 and $19.5 million during 2024 and 2023, respectively. As of June 30, 2024 and 2023, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $35.5 million and $41.2 million as of June 30, 2024 and December 31, 2023, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $96.1 million at June 30, 2024. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 12, 2024	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	August 12, 2024	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)