Form 10-Q
period 2024-09-30
UTG INC
filed 2024-11-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2024 was 3,153,247.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $104,413,377 and $109,554,738)	$99,888,682	$103,409,836
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $93,493,236 and $89,387,893)	209,395,420	156,550,812
Equity securities, at cost	16,733,309	15,977,368
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $265,000 and $274,000)	18,233,549	15,318,176
Notes receivable (net of credit loss reserve of $209,000 and $250,000)	13,746,866	14,009,225
Investment real estate, net	29,113,167	21,975,120
Policy loans	5,812,048	6,018,248
Short-term investments	8,174,456	29,132,236
Total investments	403,597,497	364,891,021

Cash and cash equivalents	36,008,132	41,185,196
Accrued investment income	1,482,531	2,001,064
Reinsurance receivables:
Future policy benefits	23,772,150	23,847,623
Policy claims and other benefits	4,387,584	4,734,575
Cost of insurance acquired	1,560,035	2,036,896
Income tax receivable	1,375,394	2,128,027
Other assets	776,257	884,531
Total assets	$472,959,580	$441,708,933

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$220,076,367	$223,757,860
Policy claims and benefits payable	3,992,089	4,188,917
Other policyholder funds	243,163	260,892
Dividend and endowment accumulations	14,608,032	14,749,258
Deferred income taxes	22,857,990	12,426,840
Notes payable	0	19,000,000
Other liabilities	6,139,163	5,635,373
Total liabilities	267,916,804	280,019,140

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,166,033 and 3,165,320 shares outstanding	3,168	3,167
Additional paid-in capital	32,636,397	32,613,817
Retained earnings	175,434,410	133,491,797
Accumulated other comprehensive loss	(3,574,509)	(4,882,317)
Total UTG shareholders' equity	204,499,466	161,226,464
Noncontrolling interest	543,310	463,329
Total shareholders' equity	205,042,776	161,689,793
Total liabilities and shareholders' equity	$472,959,580	$441,708,933

* Balance sheet audited at December 31, 2023.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue:
Premiums and policy fees	$1,819,591	$1,855,251	$5,745,549	$5,999,868
Ceded reinsurance premiums and policy fees	(448,154)	(601,994)	(1,480,737)	(1,926,975)
Net investment income	3,591,503	3,432,684	10,936,013	9,994,645
Other income	31,631	69,901	186,600	176,719
Revenue before net investment gains (losses)	4,994,571	4,755,842	15,387,425	14,244,257
Net investment gains (losses):
Other realized investment gains, net	1,668,652	7,938,232	2,120,242	8,973,842
Change in fair value of equity securities	32,302,676	(23,403)	51,172,076	(7,209,399)
Total net investment gains (losses)	33,971,328	7,914,829	53,292,318	1,764,443
Total revenue	38,965,899	12,670,671	68,679,743	16,008,700

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,817,317	3,773,579	10,056,490	11,922,019
Ceded reinsurance benefits and claims	(536,745)	(461,207)	(1,885,615)	(1,958,223)
Annuity	258,186	259,299	762,278	768,742
Dividends to policyholders	59,844	61,770	221,219	230,472
Commissions and amortization of deferred policy acquisition costs	(31,905)	(30,318)	(87,390)	(84,472)
Amortization of cost of insurance acquired	158,953	165,304	476,861	495,943
Operating expenses	1,979,928	3,136,691	6,188,166	7,444,106
Interest expense	0	0	11,600	16,820
Total benefits and other expenses	5,705,578	6,905,118	15,743,609	18,835,407

Income (loss) before income taxes	33,260,321	5,765,553	52,936,134	(2,826,707)
Income tax expense (benefit)	6,920,628	531,882	10,913,540	(1,257,308)

Net income (loss)	26,339,693	5,233,671	42,022,594	(1,569,399)

Net income attributable to noncontrolling interests	(21,773)	(28,994)	(79,981)	(88,506)

Net income (loss) attributable to common shareholders	$26,317,920	$5,204,677	$41,942,613	$(1,657,905)

Amounts attributable to common shareholders
Basic income (loss) per share	$8.31	$1.64	$13.24	$(0.52)

Diluted income (loss) per share	$8.31	$1.64	$13.24	$(0.52)

Basic weighted average shares outstanding	3,166,722	3,169,466	3,168,376	3,181,306

Diluted weighted average shares outstanding	3,166,722	3,169,466	3,168,376	3,181,306

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net income (loss)	$26,339,693	$5,233,671	$42,022,594	$(1,569,399)

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	3,852,955	(3,606,251)	1,648,051	(2,521,367)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(809,121)	759,387	(340,243)	539,165
Unrealized holding gains (losses) arising during period, net of tax	3,043,834	(2,846,864)	1,307,808	(1,982,202)

Less reclassification adjustment for gains included in net income (loss)	0	(12,500)	0	(58,333)
Tax expense for gains included in net income (loss)	0	2,625	0	12,250
Reclassification adjustment for gains included in net income (loss), net of tax	0	(9,875)	0	(46,083)

Subtotal: Other comprehensive income (loss), net of tax	3,043,834	(2,856,739)	1,307,808	(2,028,285)

Comprehensive income (loss)	29,383,527	2,376,932	43,330,402	(3,597,684)

Less comprehensive income attributable to noncontrolling interests	(21,773)	(28,994)	(79,981)	(88,506)

Comprehensive income (loss) attributable to UTG, Inc.	$29,361,754	$2,347,938	$43,250,421	$(3,686,190)

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at July 1, 2024	$3,170	$32,696,383	$149,116,490	$(6,618,343)	$521,537	$175,719,237
Common stock issued during year	2	49,996	0	0	0	49,998
Treasury shares acquired	(4)	(109,982)	0	0	0	(109,986)
Net income attributable to common shareholders	0	0	26,317,920	0	0	26,317,920
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	3,043,834	0	3,043,834
Gain attributable to noncontrolling interest	0	0	0	0	21,773	21,773
Balance at September 30, 2024	$3,168	$32,636,397	$175,434,410	$(3,574,509)	$543,310	$205,042,776

Nine Months Ended September 30, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2024	$3,167	$32,613,817	$133,491,797	$(4,882,317)	$463,329	$161,689,793
Common stock issued during year	12	349,300	0	0	0	349,312
Treasury shares acquired	(11)	(326,720)	0	0	0	(326,731)
Net income attributable to common shareholders	0	0	41,942,613	0	0	41,942,613
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	1,307,808	0	1,307,808
Gain attributable to noncontrolling interest	0	0	0	0	79,981	79,981
Balance at September 30, 2024	$3,168	$32,636,397	$175,434,410	$(3,574,509)	$543,310	$205,042,776

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at July 1, 2023	$3,184	$33,136,764	$124,672,520	$(6,283,132)	$512,984	$152,042,320
Treasury shares acquired	(17)	(533,451)	0	0	0	(533,468)
Net income attributable to common shareholders	0	0	5,204,677	0	0	5,204,677
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(2,856,739)	0	(2,856,739)
Gain attributable to noncontrolling interest	0	0	0	0	28,994	28,994
Balance at September 30, 2023	$3,167	$32,603,313	$129,877,197	$(9,139,871)	$541,978	$153,885,784

Nine Months Ended September 30, 2023	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2023	$3,166	$32,693,972	$131,989,352	$(7,111,586)	$453,472	$158,028,376
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	131,535,102	(7,111,586)	453,472	157,574,126
Common stock issued during year	27	674,363	0	0	0	674,390
Treasury shares acquired	(26)	(765,022)	0	0	0	(765,048)
Net loss attributable to common shareholders	0	0	(1,657,905)	0	0	(1,657,905)
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(2,028,285)	0	(2,028,285)
Gain attributable to noncontrolling interest	0	0	0	0	88,506	88,506
Balance at September 30, 2023	$3,167	$32,603,313	$129,877,197	$(9,139,871)	$541,978	$153,885,784

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$42,022,594	$(1,569,399)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of investments	(456,933)	(149,951)
Realized investment gains, net	(2,120,242)	(8,973,842)
Change in fair value of equity securities	(51,172,076)	7,209,399
Amortization of cost of insurance acquired	476,861	495,943
Provision for deferred income taxes	10,090,907	(446,037)
Depreciation and depletion	1,408,204	447,698
Stock-based compensation	349,312	674,390
Charges for mortality and administration of universal life and annuity products	(4,115,148)	(4,288,294)
Interest credited to account balances	2,682,616	2,741,851
Change in accrued investment income	518,533	133,627
Change in reinsurance receivables	422,464	865,679
Change in policy liabilities and accruals	(2,126,806)	(3,464,745)
Change in income taxes receivable (payable)	752,633	(6,611,271)
Change in other assets and liabilities, net	714,891	3,210,465
Net cash used in operating activities	(552,190)	(9,724,487)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	5,000,000	4,058,333
Equity securities	10,408,667	6,861,942
Trading securities	102,699	0
Mortgage loans	2,402,495	17,601,131
Notes receivable	1,103,360	4,650,509
Real estate	3,098,290	15,533,712
Policy loans	864,973	1,106,310
Short-term investments	22,500,000	9,740,815
Total proceeds from investments sold and matured	45,480,484	59,552,752
Cost of investments acquired:
Equity securities	(10,882,905)	(7,874,161)
Trading securities	(102,699)	0
Mortgage loans	(5,301,867)	(2,050,124)
Notes receivable	(800,000)	(3,579,241)
Real estate	(11,603,519)	(4,115,151)
Policy loans	(658,774)	(699,167)
Short-term investments	(950,925)	(29,300,034)
Total cost of investments acquired	(30,300,689)	(47,617,878)
Net cash provided by investing activities	15,179,795	11,934,874

Cash flows from financing activities:
Policyholder contract deposits	3,056,728	3,144,884
Policyholder contract withdrawals	(3,534,666)	(3,315,173)
Proceeds from notes payable/line of credit	0	2,500,000
Payments of principal on notes payable/line of credit	(19,000,000)	(21,500,000)
Purchase of treasury stock	(326,731)	(765,048)
Net cash used in financing activities	(19,804,669)	(19,935,337)
Net decrease in cash and cash equivalents	(5,177,064)	(17,724,950)
Cash and cash equivalents at beginning of period	41,185,196	45,290,385
Cash and cash equivalents at end of period	$36,008,132	$27,565,435

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2024, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The Company’s results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2024, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2024, there were no additions to or changes in the critical accounting policies disclosed in the 2023 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

September 30, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$14,315,322	$3,908	$(419,118)	$13,900,112
U.S. special revenue and assessments	7,524,337	0	(110,906)	7,413,431
All other corporate bonds	82,573,718	169,990	(4,168,569)	78,575,139
Total fixed maturities, available for sale	104,413,377	173,898	(4,698,593)	99,888,682
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$106,913,377	$173,898	$(4,698,593)	$102,388,682

December 31, 2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$14,316,976	$0	$(729,197)	$13,587,779
U.S. special revenue and assessments	7,528,985	0	(220,527)	7,308,458
All other corporate bonds	87,708,777	89,004	(5,284,182)	82,513,599
Total fixed maturities, available for sale	109,554,738	89,004	(6,233,906)	103,409,836
Redeemable preferred stock	2,500,000	0	0	2,500,000
Total	$112,054,738	$89,004	$(6,233,906)	$105,909,836

The amortized cost and estimated market value of fixed maturity securities at September 30, 2024, by contractual maturity, is shown below.

Fixed Maturity Securities September 30, 2024	Amortized Cost	Fair Value
Due in one year or less	$14,543,374	$14,451,840
Due after one year through five years	38,105,357	37,482,619
Due after five years through ten years	5,375,022	5,443,035
Due after ten years	21,725,677	20,330,040
Fixed maturities with no single maturity date	27,163,947	24,681,148
Total	$106,913,377	$102,388,682

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

The Company held below investment grade investments with an estimated market value of $0 as of September 30, 2024 and December 31, 2023.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

September 30, 2024	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$0	0	12,395,567	$(419,118)	12,395,567	$(419,118)
U.S. Special Revenue and Assessments	0	0	7,413,431	(110,906)	7,413,431	(110,906)
All other corporate bonds	3,037,530	(596)	68,175,058	(4,167,973)	71,212,588	(4,168,569)
Total fixed maturities	$3,037,530	(596)	87,984,056	(4,697,997)	91,021,586	$(4,698,593)

December 31, 2023	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,497,390	(3,696)	12,090,389	(725,501)	13,587,779	$(729,197)
U.S. special revenue and assessments	0	0	7,308,458	(220,527)	7,308,458	(220,527)
All other corporate bonds	544,610	(2,319)	73,678,567	(5,281,863)	74,223,177	(5,284,182)
Total fixed maturities	$2,042,000	(6,015)	93,077,414	(6,227,891)	95,119,414	$(6,233,906)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2024
Fixed maturities	1	42	43
As of December 31, 2023
Fixed maturities	2	45	47

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

Substantially all of the unrealized losses on fixed maturity securities at September 30, 2024 and December 31, 2023 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At September 30, 2024, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at September 30, 2024.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Unrealized appreciation (depreciation) on available-for-sale securities	$(4,524,695)	$(6,180,148)
Deferred income taxes	950,186	1,297,831
Net unrealized appreciation (depreciation) on available-for-sale securities	$(3,574,509)	$(4,882,317)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $16,733,309 and $15,977,368 at September 30, 2024 and December 31, 2023, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the nine months ended September 30, 2024 and 2023, the Company acquired $5,301,867 and $2,050,124 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The following table summarizes the mortgage loan holdings of the Company:

	September 30, 2024	December 31, 2023
In good standing	$18,233,549	$15,318,176
Total mortgage loans	$18,233,549	$15,318,176

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	September 30, 2024	December 31, 2023
Farm	$326,385	$332,417
Commercial	16,716,671	13,764,209
Residential	1,455,493	1,495,550
Total mortgage loans	18,498,549	15,592,176
Less allowance for credit losses	(265,000)	(274,000)
Total mortgage loans, net	$18,233,549	$15,318,176

There were no  past due loans as of September 30, 2024 and December 31, 2023.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2024 and 2023 the Company acquired $800,000 and $3,579,241 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	September 30, 2024	December 31, 2023
Notes receivable	$13,955,866	$14,259,225
Less allowance for credit losses	(209,000)	(250,000)
Total notes receivable, net	$13,746,866	$14,009,225

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of September 30, 2024 and December 31, 2023 was $41,000 and $51,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine months ended September 30, 2024, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	September 30, 2024	December 31, 2023
Raw land	$16,446,147	$6,971,930
Commercial	6,315,487	4,106,938
Residential	1,941,048	3,512,408
Land, minerals and royalty interests	4,410,485	7,383,844
Total investment real estate	$29,113,167	$21,975,120

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2024 and December 31, 2023, investments in oil and gas royalties represented 21% and 34%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2024 and 2023, the Company acquired $11,603,519 and $4,115,151 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2024 and 2023, the Company acquired $950,925 and $29,300,034, respectively, in short-term investments.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized gains:
Sales of fixed maturities	$0	$12,500	$0	$58,333
Sales of equity securities	1,668,655	110,742	1,954,233	359,216
Sales of real estate	0	7,815,364	166,020	8,541,124
Sales of short-term investments	0	0	0	23,509
Total realized gains	1,668,655	7,938,606	2,120,253	8,982,182
Realized losses:
Sales of equity securities	0	0	0	(7,966)
Sales of short-term investments	(3)	(374)	(11)	(374)
Total realized losses	(3)	(374)	(11)	(8,340)
Net realized investment gains	1,668,652	7,938,232	2,120,242	8,973,842
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	32,302,676	(23,403)	51,172,076	(7,209,399)
Change in fair value of equity securities	32,302,676	(23,403)	51,172,076	(7,209,399)
Net investment gains (losses)	$33,971,328	$7,914,829	$53,292,318	$1,764,443
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$3,852,955	$(3,606,251)	$1,648,051	$(2,521,367)
Net increase (decrease)	$3,852,955	$(3,606,251)	$1,648,051	$(2,521,367)

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
September 30, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$13,900,112	$0	$0	$13,900,112
U.S. special revenue and assessments	0	7,413,431	0	7,413,431
Corporate securities	0	78,575,139	0	78,575,139
Total fixed maturities	13,900,112	85,988,570	0	99,888,682
Equity securities:
Common stocks	41,018,457	5,839,400	2,981,951	49,839,808
Limited liability companies	0	0	80,481,098	80,481,098
Total equity securities	41,018,457	5,839,400	83,463,049	130,320,906
Short-term investments	8,174,456	0	0	8,174,456
Total financial assets	$63,093,025	$91,827,970	$83,463,049	$238,384,044

December 31, 2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$13,587,779	$0	$0	$13,587,779
U.S. special revenue and assessments	0	7,308,458	0	7,308,458
Corporate securities	0	82,513,599	0	82,513,599
Total fixed maturities	13,587,779	89,822,057	0	103,409,836
Equity securities:
Common stocks	35,819,973	5,329,080	2,807,634	43,956,687
Limited liability companies	0	0	57,604,806	57,604,806
Total equity securities	35,819,973	5,329,080	60,412,440	101,561,493
Short-term investments	29,132,236	0	0	29,132,236
Total financial assets	$78,539,988	$95,151,137	$60,412,440	$234,103,565

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At September 30, 2024 and December 31, 2023, the estimated fair value of such investments was $79,074,514 and $54,989,319, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2024.

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
		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Realized gains (losses)	0	0	0
Unrealized gains (losses)	174,317	21,218,789	21,393,106
Purchases	0	1,657,503	1,657,503
Sales	0	0	0
Balance at September 30, 2024	$2,981,951	$80,481,098	$83,463,049

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at September 30, 2024 and December 31, 2023 may include changes in fair value that were attributable to both observable and unobservable inputs.
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

Financial Assets	Fair Value at September 30, 2024	Fair Value at December 31, 2023	Valuation Technique
Common stocks	$2,981,951	$2,807,634	Pricing Model
Limited liability companies	80,481,098	57,604,806	Pricing Model
Total	$83,463,049	$60,412,440

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at September 30, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$45,016,456	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	11,165,012	4,468,482	n/a	n/a
Limited partnerships	22,893,048	4,373,477	n/a	n/a
Total	$79,074,516	$8,841,959

Investment Category	Fair Value at December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$34,081,797	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	11,960,929	9,464,608	n/a	n/a
Limited partnerships	8,946,593	2,410,599	n/a	n/a
Total	$54,989,319	$11,875,207

The following are descriptions of the Company's assets held at NAV.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) in 2012 and is scheduled to terminate on the tenth anniversary of the final closing date, unless terminated sooner or extended in accordance with the Agreement. In 2023, the Fund elected to extend its operations for one year and is currently in the wind down phase. The purpose of the LP is to make investments in and pursue targets that educate, train, and inspire men and women in the United States and around the world to value free enterprise, business, and economics to improve the quality of their lives and the lives and the lives of those in their communities. In 2012, the Company entered into a Limited Partnership Agreement to invest in this LP.

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

The Company invested in a LP that was formed pursuant to the laws of the state of Delaware under a limited partnership agreement In June of 2024 (the “Agreement”) and is scheduled to terminate on the tenth anniversary of the Final Closing Date, unless terminated sooner or extended in accordance with the Agreement. The Partnership is organized for the principal purposes of providing equity capital for investment in the fundraising for acquisition of Investment Entity and engaging in such other lawful activities as allowed under the Delaware Act. In 2024, the Company entered into a Limited Partnership Agreement to invest in this LP.
Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at September 30, 2024 or December 31, 2023.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2024	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	16,733,309	16,733,309	0	0	16,733,309
Mortgage loans on real estate	18,233,549	17,559,866	0	0	17,559,866
Notes receivable	13,746,866	13,948,621	0	0	13,948,621
Investment real estate	29,113,167	86,823,500	0	0	86,823,500
Policy loans	5,812,048	5,812,048	0	0	5,812,048
Accrued investment income	1,482,531	1,482,531	0	0	1,482,531

Liabilities
Policy claims and benefits payable	3,992,089	3,992,089	0	0	3,992,089
Dividend and endowment accumulations	14,608,032	14,608,032	0	0	14,608,032

	Carrying	Estimated
December 31, 2023	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	15,977,368	15,977,368	0	0	15,977,368
Mortgage loans on real estate	15,318,176	14,447,026	0	0	14,447,026
Notes receivable	14,009,225	14,189,147	0	0	14,189,147
Investment real estate	21,975,120	62,899,838	0	0	62,899,838
Policy loans	6,018,248	6,018,248	0	0	6,018,248
Accrued investment income	2,001,064	2,001,064	0	0	2,001,064

Liabilities
Policy claims and benefits payable	4,188,917	4,188,917	0	0	4,188,917
Dividend and endowment accumulations	14,749,258	14,749,258	0	0	14,749,258
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2023	Borrowings	Repayments	September 30, 2024
Lines of Credit:
UTG	11/20/2013	11/20/2024	$8,000,000	0	0	0	$0
UG - CMA	10/21/2021	10/3/2025	25,000,000	19,000,000	0	19,000,000	0

UTG has a variable rate revolving line of credit. As collateral, UTG has pledged 100% of the  common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company.

During October of 2023, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20,248,551. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $22 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2024, the Company repurchased 11,154 shares through the stock repurchase program for $326,731. Through September 30, 2024, UTG has spent $20,518,135 in the acquisition of 1,368,013 shares under this program. Effective November 1, 2024, Management has suspended the stock repurchase program.

During 2024, the Company issued 11,867 shares of stock to management and employees as compensation at a cost of $349,312. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the nine months ended September 30, 2024 and 2023, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $788,900 and $878,132 at September 30, 2024 and December 31, 2023, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $2,000,000 and $2,800,000 at September 30, 2024 and December 31, 2023, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $11,331,603 and $16,153,903 at September 30, 2024 and December 31, 2023, respectively.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2024	2023
Interest	$0	$0
Federal income tax	0	740,000

	Nine Months Ended
	September 30,
	2024	2023
Interest	$23,169	$44,814
Federal income tax	70,000	5,800,000

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2024 and 2023, approximately 52% and 51%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at September 30, 2024 and  December 31, 2023, respectively.  Insurance ceded represented 32% and 34% of premium income for the nine months ended September 30, 2024 and 2023, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 33% and 28% of the Company’s total invested assets as of September 30, 2024 and December 31, 2023, respectively. The following table provides an allocation of the oil and gas investments by type.

September 30, 2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,090,090	$1,090,090
Equity securities, at fair value	118,580,581	0	118,580,581
Equity securities, at cost	5,463,775	0	5,463,775
Investment real estate	6,123,648	0	6,123,648
Notes receivable	2,000,000	0	2,000,000
Total	$132,168,004	$1,090,090	$133,258,094

December 31, 2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,075,240	$1,075,240
Equity securities, at fair value	84,066,203	0	84,066,203
Equity securities, at cost	5,826,381	0	5,826,381
Investment real estate	7,383,851	0	7,383,851
Notes receivable	2,000,000	0	2,000,000
Total	$99,276,435	$1,075,240	$100,351,675

At September 30, 2024 and December 31, 2023, the Company owned 4 equity securities that represented approximately 79% and 73%, respectively, of the total investments associated with the oil and gas industry.

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

During the nine-months ended September 30, 2024, there were no additions to or changes in the critical accounting policies disclosed in the 2023 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $41.9 million for the nine-month period ended September 30, 2024, and net income attributable to common shareholders of approximately $26.3 million for the three-month period ended September 30, 2024.

For the nine-month period ended September 30, 2023, the Company reported a net loss attributable to common shareholders of approximately $(1.7) million, and net income attributable to common shareholders of approximately $5.2 million for the three-month period ended September 30, 2023.

Revenues

For the nine-month period ended September 30, 2024, the Company reported total revenues of approximately $68.7 million and for the same period in 2023 total revenues of approximately $16.0 million. The Company reported total revenues of approximately $39.0 million and $12.7 million for the three-month period ended September 30, 2024 and 2023, respectively.

The variance in total revenue between third quarter 2023 and 2024 results, and the year-to-date is primarily the result of the change in the fair value of equity securities. The Company reported a third quarter 2024 gain in the change in the fair value of equity securities of approximately $32.3 million and a year-to-date 2024 gain of approximately $51.2 million. In 2023, the Company reported a third quarter loss in the change in the fair value of equity securities of approximately $(23,000) and a year-to-date loss of approximately $(7.2) million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $15.4 million and $14.2 million for the nine-month-period ended September 30, 2024 and 2023, respectively. The Company reported $5.0 million and $4.8 million, respectively, of revenue before net investment gains (losses) for the third quarter of 2024 and 2023, respectively. The increase in the 2024 results, when compared to 2023, are the result of an increase in net investment income in the third quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net investment income	$3,591,503	$3,432,684	$10,936,013	$9,994,645
Net investment gains	$1,668,652	$7,938,232	$2,120,242	$8,973,842
Change in net unrealized investment gains (losses) on equity securities, pre-tax	$32,302,676	$(23,403)	$51,172,076	$(7,209,399)

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fixed maturities available for sale	$923,163	$1,012,577	$2,801,187	$3,032,835
Fixed maturities held to maturity	43,570	41,624	125,912	123,513
Equity securities	969,398	559,587	2,204,127	1,905,122
Mortgage loans	234,542	242,073	652,803	916,524
Real estate	1,817,807	2,575,306	5,984,089	5,942,021
Notes receivable	249,936	354,125	880,620	1,087,103
Policy loans	95,873	103,137	310,525	327,353
Short-term investments	100,780	114,244	591,295	213,447
Cash and cash equivalents	416,321	333,643	1,199,268	700,182
Total consolidated investment income	4,851,390	5,336,316	14,749,826	14,248,100
Investment expenses	(1,259,887)	(1,903,632)	(3,813,813)	(4,253,455)
Consolidated net investment income	$3,591,503	$3,432,684	$10,936,013	$9,994,645

Net investment income represented 71% and 70% of the Company's revenue before net investment gains (losses) as of 2024 and 2023, respectively. For the third quarter ended September 30, net investment income represented 72% and 72% of revenue before net investment gains (losses) for 2024 and 2023, respectively. When comparing current and prior year results, net investment income was comparable in a majority of the investment categories outside of the equity securities, mortgage loans, short term, and cash and cash equivalents investment portfolios.

Beginning in March 2022 and ending in July 2023, the Federal Open Market Committee (“FOMC”) aggressively raised interest rates to fight inflation. During this time period, the interest rate environment experienced eleven rate increases totaling 5.25%, including four increases during the first part of 2023. While these actions had a negative impact on some of our investments currently owned, this has also allowed for better yields on cash balances and recent investments acquired as investments mature. In September 2024, the FOMC declined the interest rate 0.50% making the current rate 4.75%. The Company anticipates a similar decline in earnings on cash balances and any new investments that are acquired as investments mature.

Earnings from the equity securities investment portfolio represented approximately 15% and 8% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2024 and 2023, respectively.  Income from the equity securities portfolio was up approximately 73% or $410,000 when comparing third quarter 2024 and 2023 results.  This third quarter increase in equity securities earnings is the result of increased dividends on some of the Company’s equity holdings.

Mortgage loan investment income declined approximately 29%, or $264,000 when comparing year-to-date 2024 to 2023. Third quarter earnings from mortgage loan investments were also down approximately 3%, or $8,000 when comparing 2024 to 2023. This is the result of two large payoffs on mortgage loans in the first and second quarters of 2023.

The earnings reported by the cash and short term investments represented 12% and 6% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2024 and 2023, respectively. Third quarter 2024 and 2023 earnings from cash and short term investments represented approximately 11% and 8% of the total investment income reported by the Company, respectively. The increase in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from increased interest rates received from banks and other deposit institutions due to FOMC rate changes. With the September 2024 rate decline of 0.50%, the Company anticipates experiencing a similar decline in earnings on cash balances going forward.

The following table reflects net investment gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed maturities available for sale	$0	$12,500	$0	$58,333
Equity securities	1,668,655	110,742	1,954,233	351,250
Real estate	0	7,815,364	166,020	8,541,124
Short-term investments	(3)	(374)	(11)	23,135
Consolidated net realized investment gains	1,668,652	7,938,232	2,120,242	8,973,842
Change in fair value of equity securities	32,302,676	(23,403)	51,172,076	(7,209,399)
Net investment gains (losses)	$33,971,328	$7,914,829	$53,292,318	$1,764,443

Realized investment gains are the result of one-time events and are expected to vary from year to year.

The sale of three equity securities holdings represents approximately $297,000 of the realized investment gains from equity securities during 2023. In 2024, the sale of four equity securities represents all the realized investment gains from equity securities.

In 2024, the Company reported realized gains on real estate of $166,000.  This was the result of the sale of several smaller parcels of property located in Kentucky resulting in gains of approximately $101,000, and the sale of one smaller parcel of property located in Illinois that produced a gain of approximately $65,000. The 2023 real estate gains are the result of sales of real estate in Kentucky producing realized gains of approximately $760,000. Additionally, during third quarter 2023, the Company sold a large land parcel in West Virginia realizing a gain of $7.6 million.

The Company reported a year-to-date 2024 change in the fair value of equity securities of approximately $51.2 million, and a third quarter 2024 gain of approximately $32.3 million. In 2023, The Company reported a year-to-date change in the fair value of equity securities of approximately $(7.2) million, and a third quarter loss of approximately $(23,403). This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $15.7 million for the nine month period ended September 30, 2024, a decrease of approximately 16% from the same period in 2023. Benefits, claims and settlement expenses represented approximately 58% of the Company's total expenses for the nine month periods ended September 30, 2024 and 2023, respectively. The other major expense category of the Company is operating expenses, which represented approximately 39% and 40% of the Company's total expenses for the nine month periods ended September 30, 2024 and 2023, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were down approximately 16% when comparing the nine months ended September 30, 2024, and 2023. When comparing third quarter 2024 and 2023 results, life benefits, claims and settlement expenses were down approximately 1%. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses decreased approximately 17% in the nine month period ended September 30, 2024 as compared to the same period in 2023. There is one expense item that comprises the majority of the decrease in operating expenses, charitable contributions. Charitable expense was approximately $791,000 less in the nine month period ended September 30, 2024 as compared to the same period in 2023. Charitable expense fluctuates based on reported taxable income of the Company.  Expenses in the remaining categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of September 30, 2024, and December 31, 2023:

September 30, 2024	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$99,888,682	25%	21%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	209,395,420	52%	44%
Equity securities, at cost	16,733,309	4%	4%
Mortgage loans	18,233,549	5%	4%
Real estate	29,113,167	7%	6%
Notes receivable	13,746,866	3%	3%
Policy loans	5,812,048	1%	1%
Short-term investments	8,174,456	2%	2%
Total investments	$403,597,497	100%	85%

December 31, 2023	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$103,409,836	28%	23%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	156,550,812	43%	35%
Equity securities, at cost	15,977,368	4%	4%
Mortgage loans	15,318,176	4%	3%
Real estate	21,975,120	6%	5%
Notes receivable	14,009,225	4%	3%
Policy loans	6,018,248	2%	1%
Short-term investments	29,132,236	8%	7%
Total investments	$364,891,021	100%	83%

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

The Company’s total investments represented 85% and 83% of the Company’s total assets as of September 30, 2024, and December 31, 2023, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 77% and 72%, of the total investments during 2024 and 2023, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $1.3 million and $(2.0) million as of September 30, 2024 and 2023, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity increased by approximately 26.8% as of September 30, 2024, compared to December 31, 2023. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company and by the increase in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of September 30, 2024, and December 31, 2023, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of September 30, 2024, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 6 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2024, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $20.2 million as of September 30, 2024. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $552,000 in 2024 and cash used by operating activities was approximately $9.7 million in 2023. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2024, the Company’s investing activities provided net cash of approximately $15.2 million and provided net cash of approximately $11.9 million in 2023. The Company recognized proceeds of approximately $45.5 million and $59.6 million from investments sold and matured in 2024 and 2023, respectively.  The Company used approximately $30.3 million and $47.6 million to acquire investments during 2024 and 2023, respectively.  The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $19.8 and $19.9 million during 2024 and 2023, respectively. As of September 30, 2024 and 2023, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $36.0 million and $41.2 million as of September 30, 2024 and December 31, 2023, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $99.9 million at September 30, 2024. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 13, 2024	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	November 13, 2024	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)