Form 10-K
period 2024-12-31
UTG INC
filed 2025-03-26
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $29.00 per share), had an aggregate market value of approximately $26,130,885.

At January 31, 2025 the Registrant had 3,157,376 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2024

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At December 31, 2024, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

At December 31, 2024, the Company had consolidated assets of $477 million, consolidated liabilities of $266 million and total shareholders’ equity of $211 million. The Company’s consolidated liabilities include policyholder liabilities and accruals of $237 million.

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

Because UG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2024 and 2023, respectively, approximately 52% and 51% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

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

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 34% and 28% of the Company’s total invested assets at December 31, 2024 and 2023, respectively.

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2024 and 2023, investments in oil and gas royalties represented 20% and 34%, respectively, of the total investment real estate portfolio.

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

Human Capital

As of December 31, 2024, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  These individuals are further supported by certain employees of First Southern National Bank (an affiliated entity) through a shared services arrangement.  Under this arrangement, the two entities utilize the services of the other’s staff in certain instances for the betterment of both entities.  Personnel within departments such as accounting, human resources and information technology are shared between the entities.  UTG’s operations are headquartered in Stanford, Kentucky. The Company respects, values and invites diversity in our team members, customers, suppliers, and community.  We seek to recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.  The Company strives to attract, develop, and retain talented individuals.  To attract such individuals, we provide professional and personal development opportunities to team members. In addition, we seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring and opportunities to interact with senior leaders.  We encourage our team members to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

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

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2024, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

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

Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in December of 2024, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $24 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2024, the Company repurchased 23,961 shares through the stock repurchase program for $648,152. Through December 31, 2024, UTG has spent $20,839,555 in the acquisition of 1,380,820 shares under this program.

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

Material Incidents

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. We, and the third parties that we engage, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

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

Item 2. Properties

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2024 and 2023.

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

	2024		2023

Period	High	Low	High	Low

First quarter	32.00	30.01	26.75	24.18
Second quarter	30.54	29.00	38.63	26.00
Third quarter	29.08	25.75	38.63	29.60
Fourth quarter	29.50	24.81	34.00	30.01

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

As of January 31, 2025 there were 3,988 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2024 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2024	12,786	$25.09	12,786	N/A	$1,161,029
Nov. 1 through Nov. 30, 2024	0	$0	0	N/A	$1,161,029
Dec. 1 through Dec. 31, 2024	21	$27.82	21	N/A	$3,160,445
Total	12,807		12,807

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in December of 2024, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $24 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2024, the Company repurchased 23,961 shares through the stock repurchase program for $648,152. Through December 31, 2024, UTG has spent $20,839,555 in the acquisition of 1,380,820 shares under this program.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Valuation of Securities – The Company’s investment portfolio consists of fixed maturities, equity securities, mortgage loans, notes receivable and real estate to provide funding of future policy contractual obligations.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $49.3 million and $2.7 million in 2024 and 2023, respectively.  In 2024, income before income taxes was approximately $62.2 million compared to $2.8 million in 2023.  Total revenues were approximately $84.9 million in 2024 and $26.3 million in 2023.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2024 and 2023.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

The Company reported a change in fair value of equity securities of approximately $56.8 million and $(2.9) million for the years ended December 31, 2024 and 2023, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  These results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Total benefits and other expenses paid in 2024 were approximately $22.7 million compared to $23.5 million in 2023.

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

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, declined approximately 1% when comparing 2024 to 2023.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2024 and 2023 was approximately 96.6% and 96.7%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year. A positive impact on premium income is the consistency of the lapse percentage. Persistency of the business has been consistent over the last several years. The lapse percentages were 3.4% and 3.3% for 2024 and 2023, respectively.

The following table summarizes the Company’s investment performance for the years ended December 31:

	2024	2023
Net investment income	$16,093,592	$14,053,528
Net realized investment gains	7,356,275	9,463,843
Change in fair value of equity securities	56,839,751	(2,856,543)

The following table reflects net investment income of the Company for the years ended December 31:

	2024	2023
Fixed maturities, available for sale	$2,652,249	$2,932,220
Fixed maturities, held to maturity	167,536	165,137
Equity securities	4,233,674	3,708,633
Mortgage loans	952,084	1,115,145
Real estate	8,958,452	8,318,201
Notes receivable	1,341,095	1,371,973
Policy loans	412,701	433,556
Cash and cash equivalents	1,668,712	1,007,840
Short-term investments	661,962	529,125
Total consolidated investment income	21,048,465	19,581,830
Investment expenses	(4,954,873)	(5,528,302)
Consolidated net investment income	$16,093,592	$14,053,528

Net investment income represented 74% and 71% of the Company’s revenue before net investment gains (losses) as of December 31, 2024 and 2023, respectively. Income from the fixed maturities, equity securities, and real estate portfolios represented 76% and 77%, respectively, of the gross investment income reported by the Company for 2024 and 2023.

Beginning in March 2022 and ending in July 2023, the Federal Open Market Committee (“FOMC”) aggressively raised interest rates to fight inflation. During this time period, the interest rate environment experienced eleven rate increases totaling 5.50%, including four increases during the first part of 2023. While these actions had a negative impact on some of our investments currently owned, this has also allowed for better yields on cash balances and recent investments acquired as investments mature. In the second half of 2024, the FOMC cut the interest rate 3 times for a total of 1% making the current rate 4.50%. The Company anticipates a similar decline in earnings on cash balances and any new investments that are acquired as investments mature.

Earnings from the fixed maturities investment portfolio represented 17% and 22% of the total consolidated net investment income for the years ended December 31, 2024 and 2023, respectively. When comparing earnings from the fixed maturities portfolio for the years ended December 31, 2024 and 2023 income was down approximately 9%. The decrease is due to the maturity of certain fixed maturity investments during 2024. The Company’s investment in fixed maturities continues to decline as we have, for the most part, chosen not to reinvest in fixed maturities. As of December 31, 2024 and 2023, fixed maturities represented 19% and 22%, respectively, of the total investments owned by the Company.

Earnings from the equity securities portfolio represented 26% of the total consolidated net investment income for the years ended December 31, 2024 and 2023, respectively. Earnings were up approximately $525,000 when comparing current year and prior year results. The 2024 increase in investment income from equity securities was mainly the result of increased dividends from oil and gas equity securities.

Earnings from the real estate portfolio represented 56% and 59% of the total consolidated net investment income for the years ended December 31, 2024 and 2023, respectively. Earnings were up about $640,000 when comparing current year and prior year results.

During 2024, the Company received $1.3 million of income from timber sales as compared to $550,000 in the prior year. Included in the 2024 and 2023 real estate income is approximately $3.6 million and $4.2 million of income from oil and gas royalty distributions, respectively. Income from oil and gas royalties represented approximately 41% and 50% of the real estate income for 2024 and 2023, respectively.

The earnings reported by the cash and short term investments represented 14% and 11% of the total consolidated net investment income reported by the Company during 2024 and 2023. The increase in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from increased interest rates received from banks and other deposit institutions due to FOMC rate changes. With the three rate declines in 2024 moving it down 1.00%, the Company anticipates experiencing a similar decline in earnings on cash balances going forward.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2024	2023
Fixed maturities available for sale	$0	$58,333
Equity securities	7,190,262	812,035
Real estate	166,020	8,577,155
Short term investments	(7)	16,320
Equity securities - OTTI	(900,149)	0
Consolidated net realized investment gains	6,456,126	9,463,843

Change in fair value of equity securities - held	52,025,699	(4,900,829)
Change in fair value of equity securities - sold	4,814,052	2,044,286
Total change in fair value of equity securities	56,839,751	(2,856,543)

Net investment gains	$63,295,877	$6,607,300

Realized investment gains are the result of one-time events and are expected to vary from year to year.

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The total gains from equity securities sold in 2024 were approximately $12.0 million, of which $7.2 million is being reported as gains from equity securities and $4.8 million is reported as a component of the change in the fair value of equity securities. The gains were the result of selling several equity securities holdings.

The total gains from equity securities sold in 2023 were approximately $2.9 million, of which $812,035 is being reported as gains from equity securities and $2.0 million is reported as a component of the change in the fair value of equity securities. The gains were the result of selling one large equity securities holding and several other small holdings.

The Company reported a change in fair value of equity securities of approximately $56.8 million and $(2.9) million for the years ended December 31, 2024 and 2023, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations, and this line item can also be extremely volatile. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value less of a concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Equity investments, primarily in the oil and gas industry, represent almost all the unrealized gains reported in 2024 and unrealized losses reported in 2023.  Periodic pull backs and rallies are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices. In 2023, the Company saw negative results in its equity investments. However, most all the negative results occurred in the first quarter of 2023.

In 2024, the Company recognized an other-than-temporary impairment of $900,149 on an equity security. The other-than-temporary impairment recognized during 2024 was taken as a result of Management’s assessment and determination of value of the investment. The investment was written down to better reflect its current expected value.

During 2024, the Company sold several real estate land parcels in Kentucky and one small parcel in Illinois which makes up all of the realized gains in Real Estate. During 2023, the Company sold several smaller real estate land parcels located in Kentucky producing realized gains of approximately $940,000. Additionally, during third quarter 2023, the Company sold a large land parcel in West Virginia realizing a gain of approximately $7.6 million.

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

Expenses

The Company reported total benefits and other expenses of approximately $22.7 million and $23.5 million for the years ended December 31, 2024 and 2023, respectively. Benefits, claims and settlement expenses represented approximately 56% and 62% of the Company’s total expenses for 2024 and 2023, respectively.  The other major expense category of the Company is operating expenses, which represented 42% and 36% of the Company’s total expenses for 2024 and 2023, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits, were down approximately 12% when comparing 2024 and 2023.  Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Overall, the Company’s persistency for business in-force remained relatively steady at 96.6% in 2024 compared to 96.7% in 2023. The Company’s actual experience for earned interest, persistency, and mortality varies from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company’s actual experience and those assumptions applied may affect the profitability of the Company. Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.

Operating expenses increased approximately 13% or $1.1 million in 2024 as compared to that of the same period in 2023. When comparing 2024 and 2023 expenses, there is one expense item that comprises the majority of the increase, charitable contributions. Charitable expense was approximately $690,000 more when comparing 2024 and 2023. Charitable expense fluctuates based on reported taxable income of the Company. Expenses in the remaining categories were comparable between years.

As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program.  The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company. In 2024, the Company paid approximately $1.3 million in charitable donations as compared to $582,000 in 2023.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2024	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$76,480,086	19%	16%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	234,506,227	59%	49%
Equity securities, at cost	21,203,393	5%	4%
Mortgage loans	16,277,981	4%	3%
Real estate	28,615,602	7%	6%
Notes receivable	12,672,175	3%	3%
Policy loans	5,692,565	1%	1%
Short-term investments	1,954,687	1%	1%
Total investments	$399,902,716	100%	84%

	2023	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$79,084,545	22%	18%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	178,625,485	50%	41%
Equity securities, at cost	18,227,986	4%	4%
Mortgage loans	15,318,176	4%	3%
Real estate	21,975,120	6%	5%
Notes receivable	14,009,225	4%	3%
Policy loans	6,018,248	2%	1%
Short-term investments	29,132,236	7%	7%
Total investments	$364,891,021	100%	83%

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

The Company’s total investments represented 84% and 83% of the Company’s total assets as of December 31, 2024 and 2023, respectively. Fixed maturities and equity securities, at fair value, consistently represented a substantial portion, 79% and 73%, of the total investments during 2024 and 2023, respectively. The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of December 31, 2024 and 2023.

As of December 31, 2024, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available-for-sale".  Investments available-for-sale are carried at market value, with changes in market value charged directly to the other comprehensive income component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(222,000) and $1.6 million as of December 31, 2024 and 2023, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2024 and 2023, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2024, the Parent company received no dividends from its insurance subsidiary and received $2 million in 2023. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2024, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.4 million as of December 31, 2024. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

Consolidated Liquidity

Cash used in operating activities was approximately $1.6 million and $9.8 million in 2024 and 2023, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums. Management anticipates future cash flows from operations to remain similar to historic trends.

During 2024 and 2023, the Company’s investing activities provided net cash of approximately $26.5 million and $6.9 million, respectively. The Company recognized proceeds of approximately $71.8 million and $79.6 million from investments sold and matured in 2024 and 2023, respectively.  The Company used approximately $(45.3) million and $(72.7) million to acquire investments during 2024 and 2023, respectively.  The net cash provided by investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $(20.9) million and $(1.2) million during 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had $0 and $19 million, respectively, in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $45.3 million and $41.2 million as of December 31, 2024 and 2023, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $76.5 million and $79.1 million at December 31, 2024 and 2023, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2024 and 2023 are presented in Note 7 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $0 and $19 million of debt outstanding as of December 31, 2024 and 2023, respectively.

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

At December 31, 20244, UG has a ratio of approximately 4.90, which is 490% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in December of 2024, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $24 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 20244, the Company repurchased 23,961 shares through the stock repurchase program for $648,152. Through December 31, 20244, UTG has spent $20,839,555 in the acquisition of 1,380,820 shares under this program.

Total shareholders’ equity was approximately $210.6 million and $161.7 million as of December 31, 2024 and 2023, respectively. Total shareholders' equity increased approximately 30% in 2024 as compared to 2023.  The increase is primarily attributable to net income from operations. As of December 31, 2024 and 2023, the Company reported accumulated other comprehensive loss of approximately $(2.9) million and $(2.7) million, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and Subsidiaries (the Company) as of  and 2023 , and the related consolidated statements of operations, comprehensive income (loss),, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company invests in numerous equity securities including common stocks, limited partnerships and limited liability companies that are not publicly traded and may not have readily determinable fair values.  These investments require a detailed analysis of the type of investment on an investment by investment basis to determine the appropriate classification of the investment as to whether the investment should be reported using the cost basis, the equity method or whether the investment should be reported at fair value based on the accounting literature.  Since these investments are not publicly traded, the Company employs various methods in determining the appropriate valuation of the investments reported at fair value.  These methods at times include utilizing industry specialists in assisting them in determining the fair value method and at other times, management is able to utilize the practical expedient of net asset value when the investment is an investment company.  These methods at times depend on key inputs and assumptions crucial to determining fair value that may not be observable requiring managerial judgment and estimation.  Last, the disclosure of this information in the Company’s financial statements can be challenging to management due to the volume of data and information needed to appropriately provide the necessary and generally accepted information for a reader to understand the classification and valuation decisions made by management.

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
Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities.  Such liabilities are established based on actuarial assumptions at the time policies are issued, or in the case of contracts acquired by purchase, at the purchase date. The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations.   The Company’s future policy benefits liability was $ 218.3 million as of December 31, 2024.

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

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 25, 2025

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2024 and 2023

ASSETS
	2024	2023
		(as restated)
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $80,204,532 and $82,493,075)	$76,480,086	$79,084,545
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $117,599,471 and $113,744,429)	234,506,227	178,625,485
Equity securities, at cost	21,203,393	18,227,986
Mortgage loans on real estate at amortized cost (net of credit loss reserve of $235,000 and $274,000)	16,277,981	15,318,176
Investment real estate, net	28,615,602	21,975,120
Notes receivable (net of credit loss reserve of $195,000 and $250,000)	12,672,175	14,009,225
Policy loans	5,692,565	6,018,248
Short-term investments	1,954,687	29,132,236
Total investments	399,902,716	364,891,021

Cash and cash equivalents	45,263,967	41,185,196
Accrued investment income	1,264,416	2,001,064
Reinsurance receivables:
Future policy benefits	23,525,945	23,847,623
Policy claims and other benefits	4,480,091	4,734,575
Cost of insurance acquired	1,401,081	2,036,896
Income taxes receivable	790,608	2,128,027
Other assets	317,981	884,531
Total assets	$476,946,805	$441,708,933
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$218,284,203	$223,757,860
Policy claims and benefits payable	3,847,214	4,188,917
Other policyholder funds	181,541	260,892
Dividend and endowment accumulations	14,628,119	14,749,258
Deferred income taxes	23,072,061	12,426,840
Notes payable	0	19,000,000
Other liabilities	6,339,303	5,635,373
Total liabilities	266,352,441	280,019,140

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,157,765 and 3,165,320 shares issued and outstanding
	3,159	3,167
Additional paid-in capital	32,442,486	32,613,817
Retained earnings	180,631,577	131,330,062
Accumulated other comprehensive loss	(2,942,313)	(2,720,582)
Total UTG shareholders' equity	210,134,909	161,226,464
Noncontrolling interest	459,455	463,329
Total shareholders' equity	210,594,364	161,689,793
Total liabilities and shareholders' equity	$476,946,805	$441,708,933

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2024 and 2023

	2024	2023
		(as restated)
Revenue:
Premiums and policy fees	$7,567,703	$7,918,235
Ceded reinsurance premiums and policy fees	(2,280,397)	(2,553,010)
Net investment income	16,093,592	14,053,528
Other income	236,846	280,303
Revenues before net investment gains (losses)	21,617,744	19,699,056
Net investment gains (losses):
Other-than-temporary impairments	(900,149)	0
Other realized investment gains, net	7,356,275	9,463,843
Change in fair value of equity securities	56,839,751	(2,856,543)
Total net investment gains	63,295,877	6,607,300
Total revenues	84,913,621	26,306,356

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	13,740,517	16,089,474
Ceded reinsurance benefits and claims	(2,323,619)	(2,882,312)
Annuity	1,021,454	1,029,885
Dividends to policyholders	287,779	302,685
Commissions	(109,946)	(102,971)
Amortization of cost of insurance acquired	635,815	661,257
Operating expenses	9,429,857	8,368,135
Interest expense	11,600	28,389
Total benefits and other expenses	22,693,457	23,494,542

Income before income taxes	62,220,164	2,811,814
Income tax expense	12,818,983	41,807

Net income	49,401,181	2,770,007

Net income attributable to noncontrolling interest	(99,666)	(113,397)

Net income attributable to common shareholders	$49,301,515	$2,656,610

Amounts attributable to common shareholders:

Basic income per share	$15.57	$0.84

Diluted income per share	$15.57	$0.84

Basic weighted average shares outstanding	3,165,541	3,176,757

Diluted weighted average shares outstanding	3,165,541	3,176,757

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2024 and 2023

	2024	2023
		(as restated)

Net income	$49,401,181	$2,770,007

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(288,074)	1,981,974
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	66,343	(406,537)
Unrealized holding gains (losses) arising during period, net of tax	(221,731)	1,575,437

Less reclassification adjustment for gains included in net income	0	(58,333)
Tax expense for gains included in net income	0	12,250
Reclassification adjustment for gains included in net income, net of tax	0	(46,083)
Subtotal: Other comprehensive income (loss), net of tax	(221,731)	1,529,354

Comprehensive income	49,179,450	4,299,361

Less comprehensive income attributable to noncontrolling interests	(99,666)	(113,397)

Comprehensive income attributable to UTG, Inc.	$49,079,784	$4,185,964

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders’ Equity

Year ended December 31, 2024	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3,167	32,613,817	131,330,062	(2,720,582)	463,329	161,689,793
Common stock issued during year	16	476,797	0	0	0	476,813
Treasury shares acquired and retired	(24)	(648,128)	0	0	0	(648,152)
Net income attributable to common shareholders	0	0	49,301,515	0	0	49,301,515
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(221,731)	0	(221,731)
Distributions	0	0	0	0	(103,540)	(103,540)
Gain attributable to noncontrolling interest	0	0	0	0	99,666	99,666
Balance at December 31, 2024	$3,159	32,442,486	180,631,577	(2,942,313)	459,455	210,594,364

Year ended December 31, 2023 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$3,166	32,693,972	131,989,352	(7,111,586)	453,472	158,028,376
Prior period adjustment	0	0	(2,861,650)	2,861,650	0	0
Adoption of new accounting standard	0	0	(454,250)	0	0	(454,250)
	3,166	32,693,972	128,673,452	(4,249,936)	453,472	157,574,126
Common stock issued during year	31	801,781	0	0	0	801,812
Treasury shares acquired and retired	(30)	(881,936)	0	0	0	(881,966)
Net income attributable to common shareholders	0	0	2,656,610	0	0	2,656,610
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	1,529,354	0	1,529,354
Distributions	0	0	0	0	(103,540)	(103,540)
Gain attributable to noncontrolling interest	0	0	0	0	113,397	113,397
Balance at December 31, 2023	$3,167	32,613,817	131,330,062	(2,720,582)	463,329	161,689,793

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024 and 2023

	2024	2023
		(as restated)
Cash flows from operating activities:
Net income	$49,401,181	$2,770,007
Adjustments to reconcile net income to net cash used in operating activities:
Accretion of investments	(344,267)	(225,762)
Other-than-temporary impairments	900,149	0
Realized investment gains, net	(7,356,275)	(9,463,843)
Change in fair value of equity securities	(56,839,751)	2,856,543
Amortization of cost of insurance acquired	635,815	661,257
Provision for deferred income tax expense	10,711,564	558,916
Depreciation and depletion	1,905,768	728,887
Stock-based compensation	476,813	801,812
Charges for mortality and administration of universal life and annuity products	(5,472,812)	(5,692,118)
Interest credited to account balances	3,564,187	3,646,515
Change in accrued investment income	736,648	(629,387)
Change in reinsurance receivables	576,162	374,689
Change in policy liabilities and accruals	(3,005,006)	(3,535,674)
Change in income taxes receivable (payable)	1,337,419	(6,317,108)
Change in other assets and liabilities, net	1,204,314	3,679,893
Net cash used in operating activities	(1,568,091)	(9,785,373)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	11,000,000	7,558,333
Equity securities	19,742,295	7,838,385
Trading securities	102,699	0
Mortgage loans	4,512,139	17,770,810
Real estate	3,223,290	16,531,219
Notes receivable	2,197,052	4,944,143
Policy loans	1,283,752	1,453,634
Short-term investments	29,750,000	23,490,815
Total proceeds from investments sold and matured	71,811,227	79,587,339
Cost of investments acquired:
Fixed maturities available for sale	(9,040,152)	0
Equity securities	(15,468,580)	(12,454,268)
Trading securities	(102,699)	0
Mortgage loans	(5,421,945)	(2,654,293)
Real estate	(11,603,519)	(3,417,744)
Notes receivable	(805,000)	(4,779,241)
Policy loans	(958,071)	(904,446)
Short-term investments	(1,910,488)	(48,473,476)
Total cost of investments acquired	(45,310,454)	(72,683,468)
Net cash provided by investing activities	26,500,773	6,903,871
Cash flows from financing activities:
Policyholder contract deposits	3,931,531	4,056,116
Policyholder contract withdrawals	(5,033,750)	(4,294,297)
Proceeds from notes payable/line of credit	0	21,500,000
Payments of principal on notes payable/line of credit	(19,000,000)	(21,500,000)
Purchase of treasury stock	(648,152)	(881,966)
Noncontrolling contributions/(distributions) of consolidated subsidiary	(103,540)	(103,540)
Net cash used in financing activities	(20,853,911)	(1,223,687)
Net increase (decrease) in cash and cash equivalents	4,078,771	(4,105,189)
Cash and cash equivalents at beginning of year	41,185,196	45,290,385
Cash and cash equivalents at end of year	$45,263,967	$41,185,196

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2024, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

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

Financial Information about Segments - The Financial Accounting Standards Board (“FASB”) guidance requires a “management approach” in the presentation of business segments based on how management internally evaluates the operating performance of business units. The Company has evaluated our operations and has determined there is not definitive segregation between corporate and insurance operations or between life and annuity operations. Therefore, the Company reports only consolidated operations.

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

Investment Real Estate – Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition, for a reasonable price, in comparison to its estimated fair value, is classified as held-for-sale. Real estate held-for-sale is stated at lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated. At December 31, 2024 and 2023, the Company did not hold any investment real estate held-for-sale.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and interest sensitive products range from 3.0% to 6.0% as of December 31, 2024 and 2023.

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

Recently Issued Accounting Standards

ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are disclosed below:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. 'This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to: Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026. Accounting Standards Update No. 2025-01 amended the effective date of ASU No. 2024-03 to clarify that all public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods after December 15, 2027. The Company is evaluating the impact of the guidance on its consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Amendments in this update require that public business entities, on an annual basis: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes: (1) the amounts of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the impact of the guidance on its consolidated financial statements.

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

The FASB issued Accounting Standards Update No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts or ASU 2018-12.  ASU 2018-12 significantly changes how insurers account for long-duration insurance contracts. The new guidance will require insurers to review and update, if necessary, the assumptions used to measure insurance liabilities periodically, rather than retain assumptions used at contract inception. The updated guidance also changes the recognition and measurement of deferred acquisition costs (DAC) and created a new category of benefit features called market risk benefits (MRB) that will be measured at fair value. The guidance also significantly expands the disclosure requirements for long-duration contracts.  The ASU was originally effective for fiscal years, and interim periods within those years, for years beginning after December 15, 2020, and early adoption is permitted.  The guidance on measuring the liabilities for future policy benefits and DAC will be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. In November of 2019, the FASB issued ASU 2019-09, which delayed the effective date of ASU 2018-12 to fiscal years beginning after December 15, 2024, for smaller reporting companies. The Company is evaluating the impact on the consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2023 Consolidated Financial Statements to make them comparable to the current year Consolidated Financial Statements. The Company has elected to reclassify certain investments on the Consolidated Balance Sheets and related footnotes for prior periods to conform with the presentation in the fiscal year ended December 31, 2024 Consolidated Financial Statements.

Revision of previously issued financial statements – The Company identified an error in its previously issued Consolidated Financial Statements related to the classification of certain investment types on the Consolidated Balance Sheets. The impact of the error to the prior period’s Consolidated Financial Statements was not considered to be material. See Note 16 - Revision of Previously Issued Consolidated Financial Statements for details of the revision.

Subsequent Events - Management has evaluated subsequent events for recognition and disclosure in the consolidated financial statements through the date the consolidated financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

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

Investments in fixed maturity securities are summarized by type as follows for the years ended December 31:

2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, at fair value
U.S. Government and govt. agencies and authorities	$21,354,053	$1,484	$(473,243)	$20,882,294
U.S. special revenue and assessments	7,522,751	0	(288,560)	7,234,191
All other corporate bonds	51,327,728	47,632	(3,011,759)	48,363,601
Total fixed maturities, at fair value	$80,204,532	$49,116	$(3,773,562)	$76,480,086

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

2023	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, at fair value
U.S. Government and govt. agencies and authorities	$14,316,976	$0	$(729,197)	$13,587,779
U.S. special revenue and assessments	7,528,985	0	(220,527)	7,308,458
All other corporate bonds	60,647,114	89,002	(2,547,808)	58,188,308
Total fixed maturities, at fair value	$82,493,075	$89,002	$(3,497,532)	$79,084,545

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2024, by contractual maturity date, is shown below.

Fixed Maturity Securities December 31, 2024	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,019,145	$9,957,350
Due after one year through five years	45,640,691	44,544,266
Due after five years through ten years	4,371,713	4,227,940
Due after ten years	20,172,983	17,750,530
Total	$80,204,532	$76,480,086

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

The Company held below investment grade investments with an estimated market value of $0 as of December 31, 2024 and 2023.

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position as of December 31:

2024	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$10,022,087	(19,341)	$10,360,047	(453,902)	$20,382,134	(473,243)
U.S. special revenue and assessments	0	0	7,234,191	(288,560)	7,234,191	(288,560)
All other corporate bonds	6,457,282	(38,492)	38,176,295	(2,973,267)	44,633,577	(3,011,759)
Total fixed maturities	$16,479,369	(57,833)	$55,770,533	(3,715,729)	$72,249,902	(3,773,562)

2023	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,497,390	(3,696)	$12,090,389	(725,501)	$13,587,779	(729,197)
U.S. special revenue and assessments	0	0	7,308,458	(220,527)	7,308,458	(220,527)
All other corporate bonds	544,610	(2,319)	49,353,275	(2,545,489)	49,897,885	(2,547,808)
Total fixed maturities	$2,042,000	(6,015)	$68,752,122	(3,491,517)	$70,794,122	(3,497,532)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2024
Fixed maturities	9	33	42
As of December 31, 2023
Fixed maturities	2	39	41

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

Substantially all of the unrealized losses on fixed maturity securities at December 31, 2024 and 2023 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At December 31, 2024, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at December 31, 2024.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Unrealized appreciation (depreciation) on available-for-sale securities	$(3,724,446)	$(3,443,775)
Deferred income taxes	782,133	723,193
Net unrealized appreciation (depreciation) on available-for-sale securities	$(2,942,313)	$(2,720,582)

Cost Method Investments

The Company held equity investments with an aggregate cost of $21,203,393 and $18,227,986 at December 31, 2024 and 2023, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Based on Management’s evaluation of the equity securities reported at cost, the Company reported an other-than-temporary impairment of $900,149 on one security during the fourth quarter of 2024. The other-than-temporary impairment was taken as a result of Management’s assessment and determination of value of the investment.

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

During 2024 and 2023, the Company acquired $5,421,945 and $2,654,293 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2024 and 2023, the maximum and minimum lending rates for mortgage loans were:

	2024		2023
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm loans	8.00%	8.00%	5.00%	5.00%
Commercial loans	10.00%	4.00%	8.75%	4.00%
Residential loans	5.00%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2024	2023
In good standing	$16,277,981	$15,318,176
Total mortgage loans	$16,277,981	$15,318,176
Total foreclosed loans during the year	$0	$0

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	December 31, 2024	December 31, 2023
Farm	$321,774	$332,417
Commercial	14,749,509	13,764,209
Residential	1,441,698	1,495,550
Total mortgage loans	16,512,981	15,592,176
Less allowance for credit losses	(235,000)	(274,000)
Total mortgage loans, net	$16,277,981	$15,318,176

There were no past due loans as of December 31, 2024 and December 31, 2023.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2024 and 2023, no impairments were recognized on the investment real estate.

Note 3 - Fair Value Measurements of the Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 3 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type for the periods ended December 31:

	2024	2023
Raw land	$16,446,147	$6,971,930
Commercial	6,269,217	4,106,938
Residential	1,932,390	3,512,408
Land, minerals and royalty interests	3,967,848	7,383,844
Total investment real estate	$28,615,602	$21,975,120

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2024 and 2023, investments in oil and gas royalties represented 20% and 34%, respectively, of the total investment real estate portfolio. See Note 13 - Concentrations of the Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2024 and 2023, the Company acquired $11,603,519 and $3,417,744 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2024 and 2023, the Company acquired $805,000 and $4,779,241 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	December 31, 2024	December 31, 2023
Notes receivable	$12,867,175	$14,259,225
Less allowance for credit losses	(195,000)	(250,000)
Total notes receivable, net	$12,672,175	$14,009,225

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2024 and 2023, the Company acquired $1,910,488 and $48,473,476, respectively, in short-term investments.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments as of December 31, 2024 and 2023 is $50,000 and $51,000, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credits loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2023	$0	0	0	$0
2023 Allowance	274,000	250,000	51,000	575,000
December 31, 2023	274,000	250,000	51,000	575,000
2024 Change in Allowance	(39,000)	(55,000)	(1,000)	(95,000)
December 31, 2024	$235,000	195,000	50,000	$480,000

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2024	2023
Fixed maturities, available for sale	$2,652,249	$2,932,220
Fixed maturities, held to maturity	167,536	165,137
Equity securities	4,233,674	3,708,633
Mortgage loans	952,084	1,115,145
Real estate	8,958,452	8,318,201
Notes receivable	1,341,095	1,371,973
Policy loans	412,701	433,556
Cash and cash equivalents	1,668,712	1,007,840
Short-term investments	661,962	529,125
Total consolidated investment income	21,048,465	19,581,830
Investment expenses	(4,954,873)	(5,528,302)
Consolidated net investment income	$16,093,592	$14,053,528

The following table presents net investment gains (losses) and the change in net unrealized gains on investments for the periods ended December 31:

	2024	2023
Realized gains:
Sales of fixed maturities	$0	$58,333
Sales of equity securities	7,190,262	820,001
Sales of real estate	166,020	8,577,155
Sales of short-term investments	0	23,509
Total realized gains	7,356,282	9,478,998
Realized losses:
Sales of equity securities	0	(7,966)
Sales of short-term investments	(7)	(7,189)
Other-than-temporary impairments	(900,149)	0
Total realized losses	(900,156)	(15,155)
Net realized investment gains	6,456,126	9,463,843
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	56,839,751	(2,856,543)
Change in fair value of equity securities	56,839,751	(2,856,543)
Net investment gains	$63,295,877	$6,607,300
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(288,074)	$1,981,974
Net increase (decrease)	$(288,074)	$1,981,974

Investments on Deposit

The Company had investments with a fair value of $8,400,396 and $7,959,076 on deposit with various state insurance departments as of December 31, 2024 and 2023, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used as of December 31:

2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$20,882,294	$0	$0	$20,882,294
U.S. special revenue and assessments	0	7,234,191	0	7,234,191
Corporate securities	0	48,363,601	0	48,363,601
Total fixed maturities	20,882,294	55,597,792	0	76,480,086
Equity securities:
Common stocks	59,125,859	5,519,600	3,064,983	67,710,442
Limited liability companies	0	0	82,654,596	82,654,596
Total equity securities	59,125,859	5,519,600	85,719,579	150,365,038
Short-term investments	1,954,687	0	0	1,954,687
Total financial assets	$81,962,840	$61,117,392	$85,719,579	$228,799,811

2023	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$13,587,779	$0	$0	$13,587,779
U.S. special revenue and assessments	0	7,308,458	0	7,308,458
Corporate securities	0	58,188,308	0	58,188,308
Total fixed maturities	13,587,779	65,496,766	0	79,084,545
Equity securities:
Common stocks	60,145,264	5,329,080	2,807,634	68,281,978
Limited liability companies	0	0	57,604,806	57,604,806
Total equity securities	60,145,264	5,329,080	60,412,440	125,886,784
Short-term investments	29,132,236	0	0	29,132,236
Total financial assets	$102,865,279	$70,825,846	$60,412,440	$234,103,565

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At December 31, 2024 and 2023, the estimated fair value of such investments was $84,141,189 and $52,738,701, respectively. These investments are generally not readily redeemable by the investee.

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

		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Unrealized gains	257,349	21,923,259	22,180,608
Purchases	0	3,741,594	3,741,594
Sales	0	(615,063)	(615,063)
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains on instruments held at December 31, 2024 and 2023 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

In 2024, there were no transfers in our out of Level 3.

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

Financial Assets	Fair Value at December 31, 2024	Fair Value at December 31, 2023	Valuation Technique
Limited liability companies	$82,654,596	$57,604,806	Pricing Model
Common stocks	3,064,983	2,807,634	Pricing Model
Total	$85,719,579	$60,412,440

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

Investment Category	Fair Value at December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth equity
Redeemable
Limited partnership	$52,518,353	$0	Quarterly	45
Non-redeemable
Limited liability companies	4,802,917	2,100,000	n/a	n/a
Limited partnerships	26,819,919	2,025,771	n/a	n/a
Total	$84,141,189	$4,125,771

Investment Category	Fair Value at December 31, 2023	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth equity
Redeemable
Limited partnership	$34,081,797	$0	Quarterly	45
Non-redeemable
Limited liability companies	9,710,311	3,550,546	n/a	n/a
Limited partnerships	8,946,593	2,410,599	n/a	n/a
Total	$52,738,701	$5,961,145

The following are descriptions of the Company’s assets held at NAV.

The Company invested in a limited partnership  that was formed under the laws of the State of Delaware in 1999, as a Delaware limited partnership (“LP”). The Limited Partnership Agreement provides for the Fund to continue until dissolved. There are significant restrictions to the dissolution process, which are outlined in the LP Agreement. The Fund invests in listed equity and fixed income securities as well as non-listed securities, including direct-owned minerals and other royalties. In 2013, UG entered into an irrevocable subscription agreement to invest in the LP.

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

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was formed in 2020 to provide long-term investment returns. The Company will continue to operate until December 31, 2032, or until each of the investment funds in which the LLC invests terminates, unless terminated earlier or extended in accordance with the Operating Agreement. In 2020, UG completed the Subscription Agreement to become an investor in this LLC.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was formed in 2022 to amplify philanthropy by primarily investing in venture capital investment funds and in direct venture capital investments of operating companies. The Company will continue to operate until December 31, 2034, or until each of the investment funds in which the LLC invests terminates, unless terminated earlier or extended in accordance with the Operating Agreement. In 2022, the Company completed the Subscription Agreement to become an investor in this LLC.

The Company invested in the Limited Partnership ("LP"), a closed-end fund, formed pursuant to the laws of the state of Delaware under a limited partnership agreement in 2022, and shall dissolve upon the first to occur of either the end of the tenth anniversary of the final closing date or, if extended, upon the end of such extension(s), upon the dissolution or removal of the General Partner or upon other specific circumstances as defined in the LP Agreement.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) in 2012 and is scheduled to terminate on the tenth anniversary of the final closing date, unless terminated sooner or extended in accordance with the Agreement. The purpose of the LP is to make investments in and pursue targets that educate, train, and inspire men and women in the United States and around the world to value free enterprise, business, and economics to improve the quality of their lives and the lives and the lives of those in their communities. In 2012, the Company entered into a Limited Partnership Agreement to invest in this LP. The Company is currently in the process of winding down operations.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) in 2015 and is scheduled to terminate on the tenth anniversary of the final closing date, unless terminated sooner or extended in accordance with the Agreement. The purpose of the LP is to make investments in and pursue targets that educate, train, and inspire men and women in the United States and around the world to value free enterprise, business, and economics to improve the quality of their lives and the lives and the lives of those in their communities. In 2015, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) in 2018 (the “Agreement”) and is scheduled to terminate on the twelfth anniversary of the Final Closing Date, unless terminated sooner or extended in accordance with the Agreement. The purpose of the Partnership is to make investments in and pursue targets that educate, train, and inspire men and women in the United States and around the world to value free enterprise, business, and economics to improve the quality of their lives and the lives and the lives of those in their communities. In 2018, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a Limited Liability Company (“LLC”) that was formed under the laws of the state of Delaware. The LLC was formed in 2021 for the purpose of investing in companies located in emerging markets.  The Limited Liability Company Agreement provides for LLC to continue until dissolved, unless terminated earlier through terms specified in the Operating Agreement. In 2021, the Company entered into a Limited Liability Company Agreement to invest in the LLC.

The Company invested in a closed-end LP fund that was formed pursuant to the laws of the State of Delaware under a limited partners agreement (the “Agreement”) in 2024 and is scheduled to terminate on the tenth anniversary of the final closing date, unless terminated sooner or extended in accordance with the Agreement. The purpose of the LP is to invest in fire prevention related services. In 2024, the Company entered into a Limited Partnership Agreement to invest in this LP.

The Company invested in a LP that was formed pursuant to the laws of the state of Delaware under a limited partnership agreement in 2021 (the “Agreement”) and is scheduled to terminate on the tenth anniversary of the Final Closing Date, unless terminated sooner or extended in accordance with the Agreement. The Partnership is organized for the principal purposes of acquiring, holding, supervising, managing and disposing of investment in recapitalization, management buyouts, and corporate divestitures of Portfolio Companies operating in various segments of the U.S. lower middle markets. In 2022, the Company entered into a Limited Partnership Agreement to invest in this LP.

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments during the years ended December 31, 2024 and 2023.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used as of December 31:

2024	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	$2,500,000	$0	$0	$2,500,000
Equity securities, at cost	21,203,393	21,203,393	0	0	21,203,393
Mortgage loans on real estate	16,277,981	15,532,707	0	0	15,532,707
Notes receivable	12,672,175	12,750,201	0	0	12,750,201
Policy loans	5,692,565	5,692,565	0	0	5,692,565
Accrued investment income	1,264,416	1,264,416	0	0	1,264,416

Liabilities
Policy claims and benefits payable	3,847,214	3,847,214	0	0	3,847,214
Dividend and endowment accumulations	14,628,119	14,628,119	0	0	14,628,119

2023	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	$2,500,000	$0	$0	$2,500,000
Equity securities, at cost	18,227,986	18,227,986	0	0	18,227,986
Mortgage loans on real estate	15,318,176	14,447,026	0	0	14,447,026
Notes receivable	14,009,225	14,189,147	0	0	14,189,147
Policy loans	6,018,248	6,018,248	0	0	6,018,248
Accrued investment income	2,001,064	2,001,064	0	0	2,001,064

Liabilities
Policy claims and benefits payable	4,188,917	4,188,917	0	0	4,188,917
Dividend and endowment accumulations	14,749,258	14,749,258	0	0	14,749,258
Notes payable	19,000,000	19,000,000	0	19,000,000	0

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. As of December 31, 2024, the Company had gross insurance in-force of approximately $801 million of which approximately $162 million was ceded to reinsurers.  As December 31, 2023, the Company had gross insurance in-force of approximately $847 million of which approximately $172 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an “A++” (Superior) rating from A.M. Best.  The PALIC agreement accounts for approximately 64% of UG’s reinsurance reserve credit, as of December 31, 2024 and 2023.

The Company does not have any short-duration reinsurance contracts.  The effect of the Company’s long-duration reinsurance contracts on premiums earned in 2024 and 2023 were as follows:
	2024	2023
	Premiums Earned	Premiums Earned
Direct	$7,567,703	$7,918,235
Assumed	0	0
Ceded	(2,280,397)	(2,553,010)
Net Premiums	$5,287,306	$5,365,225

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

	2024	2023
Cost of insurance acquired, beginning of year	$2,036,896	$2,698,153

Interest accretion	339,372	418,722
Amortization	(975,187)	(1,079,979)
Net amortization	(635,815)	(661,257)
Cost of insurance acquired, end of year	$1,401,081	$2,036,896

Estimated net amortization expense of cost of insurance acquired for the next three years is as follows:

	Interest Accretion	Amortization	Net Amortization
2025	263,074	877,240	614,166
2026	189,374	799,520	610,146
2027	116,157	292,926	176,769

Note 6 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2024	2023
Current tax expense (benefit)	$2,107,419	$(517,109)
Deferred tax	10,711,564	558,916
Income tax expense	$12,818,983	$41,807

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% as of December 31, 2024 and 2023, before income taxes as a result of the following differences:

	2024	2023
Tax computed at statutory rate	$13,066,234	$590,481
Changes in taxes due to:
Non-controlling interest	(20,930)	(23,813)
Dividend received deduction	(143,534)	(109,642)
Oil and gas royalty's depletion	(104,115)	(106,797)
Other, including prior year true up	21,328	(308,422)
Income tax expense	$12,818,983	$41,807

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2024	2023
Investments	$23,066,656	$11,862,470
Cost of insurance acquired	294,227	427,748
Management/consulting fees	(7,596)	(7,899)
Future policy benefits	(600,175)	(697,024)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other liabilities	(786,095)	(284,350)
Reserves adjustment	48,051	96,105
Federal tax DAC	(229,697)	(236,950)
Loan loss reserve	(100,800)	(120,750)
Deferred tax liability	$23,072,061	$12,426,840

At December 31, 2024 and 2023, the Company had gross deferred tax assets of $2,175,830 and $1,939,816, respectively, and gross deferred tax liabilities of $25,247,891 and $14,366,656, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2021, 2022, 2023, 2024.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 7 – Credit Arrangements

At December 31, 2024 and 2023, the Company had the following line of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2023	Borrowings	Repayments	December 31, 2024
Line of Credit:
UG - CMA	10/21/2021	10/3/2025	$25,000,000	19,000,000	0	19,000,000	$0

UTG had a variable rate revolving line of credit that expired on November 20, 2024. As collateral, UTG had pledged 100% of the common voting stock of its wholly owned subsidiary, Universal Guaranty Life Insurance Company ("UG"). The Company had not utilized the line of credit in several years. Management determined the line was no longer needed at this time.

During October of 2024, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,371,910. During the fourth quarter of 2023, the Company borrowed $19 million and planned to utilize the funds for investing activities. The variable interest rate on the borrowed funds was 5.47%. During the first quarter of 2024, the Company repaid the entire outstanding principal balance.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $745,561 and $878,132 at December 31, 2024 and 2023, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $3,250,000 and $2,800,000 at December 31, 2024 and 2023, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $14,316,279 and $16,153,903 at December 31, 2024 and 2023, respectively.

Note 9 – Shareholders’ Equity

Stock Repurchase Program - The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in December of 2024, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $24 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2024, the Company repurchased 23,961 shares through the stock repurchase program for $648,152. Through December 31, 2024, UTG has spent $20,839,555 in the acquisition of 1,380,820 shares under this program.

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

In December of 2024, the Company issued 4,539 shares of its common stock as compensation to the Directors. The shares were valued at $28.09 per share, the market value at the date of issue. During 2024, the Company recorded $127,501 in operating expense related to the stock issuance.  In December of 2023, the Company issued 4,246 shares of its common stock as compensation to the Directors. The shares were valued at $30.01 per share, the market value at the date of issue. During 2023, the Company recorded $127,422 in operating expense related to the stock issuance.

Other Compensation - During 2024, the Company issued 11,867 shares of stock to management and employees as compensation at a cost of $349,312.  During 2023, The Company issued 26,911 shares of stock to management and employees as compensation at a cost of $674,390.  These awards are determined at the discretion of the Board of Directors.

Earnings Per Share - The following is a reconciliation of basic and diluted weighted average shares outstanding used in the computation of basic and diluted earnings per share:

	2024	2023
Basic weighted average shares outstanding	3,165,541	3,176,757
Weighted average dilutive options outstanding	0	0
Diluted weighted average shares outstanding	3,165,541	3,176,757

The computation of diluted earnings per share is the same as basic earnings per share for the years ending December 31, 2024 and 2023, as there were no outstanding securities, options or other offers that give the right to receive or acquire common shares of UTG.

Statutory Restrictions - Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2024, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $0 million and $2 million to UTG in 2024 and 2023, respectively. No extraordinary dividends were paid during the two year period. UTG used the dividends received in 2023 to purchase outstanding shares of UTG stock and for general operations of the Company.

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2024	2023
Net income	$7,730,512	$8,320,315
Capital and surplus	104,126,189	91,828,094

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,590 and $165,137 during 2024 and 2023, respectively.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2024 and 2023, UTG paid $332,445 and $307,442 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2024 and 2023, UG paid $7,480,761 and $7,910,324, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $20,137 and $18,694 in servicing fees and $26,665 and $18,630 in origination fees to FSNB during 2024 and 2023, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $1,217,395 and $1,337,096 in 2024 and 2023, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities owned or associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2024 and 2023, the Company received reimbursements of $1,605,028 and $1,438,450, respectively. These costs are eliminated for consolidation of these entities, where applicable.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2024 and 2023.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $0 and $60,031 as of December 31, 2024 and 2023, respectively.

During the 4th quarter of 2023, UTG entered into a loan participation agreement with FSNB to fund a commercial mortgage loan issued to a company that is owned/managed by a member of UTG’s Board of Directors. UG had a 9% interest in the participated loan and agreed to fund up to $1,482,300. The loan was fully repaid in 2024.

Note 12 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2024	2023
Interest	$23,169	$44,814
Federal income tax	770,000	5,800,000

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2024 and 2023, approximately 52% and 51%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in-force at December 31, 2024 and 2023.  Insurance ceded represented 30% and 40% of premium income for 2024 and 2023, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 34% and 28% of the Company’s total invested assets at December 31, 2024 and 2023, respectively. The following table provides an allocation of the oil and gas investments by type as of December 31:

2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,068,400	$1,068,400
Equity securities, at fair value	124,155,007	0	124,155,007
Equity securities, at cost	4,863,572	0	4,863,572
Investment real estate	5,677,061	0	5,677,061
Notes receivable	1,875,000	0	1,875,000
Total	$136,570,640	$1,068,400	$137,639,040

2023	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,075,240	$1,075,240
Equity securities, at fair value	84,066,203	0	84,066,203
Equity securities, at cost	5,826,381	0	5,826,381
Investment real estate	7,383,851	0	7,383,851
Notes receivable	2,000,000	0	2,000,000
Total	$99,276,435	$1,075,240	$100,351,675

As of December 31, 2024 and 2023, the Company owned four equity securities that represented approximately 81% and four securities that represented approximately 73%, respectively, of the total investments associated with the oil and gas industry.

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

Note 14 – Segment Information

The Company is organized into a single reportable segment: insurance distribution. The Company derives its revenue entirely from within the United States and manages business activities on a consolidated basis. The Company’s chief operating decision maker is its Chief Executive Officer.

The accounting policies of the insurance distribution segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker uses net income or loss, as reported on the Consolidated Statements of Operations, to assess performance and allocate resources for the insurance distribution segment. The significant segment expense categories regularly provided to the chief operating decision maker are the same as those included on the Consolidated Statements of Operations. The measure of segment assets is total assets as reported on the Consolidated Balance Sheets.

The chief operating decision maker uses net income or loss to assess performance by examining period-over-period trends and monitoring budget versus actual results.

Note 15 – Selected Quarterly Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Note 16 – Revision of Previously Issued Consolidated Financial Statements

The Company identified an error in its previously issued Consolidated Financial Statements related to the classification of certain investment types on the Consolidated Balance Sheets. The impact of the error to the prior period’s Consolidated Financial Statements was not considered to be material. Certain exchange traded funds ("ETFs") were previously classified as fixed maturities, available for sale. To comply with GAAP reporting requirements, the Company has reclassified $24,325,291 of exchange traded funds out of fixed maturities, available for sale, to equity securities, at fair value.

Management evaluated this error in accordance with SEC Staff Accounting Bulletin Number 99, Materiality, which is since codified in ASC 250 – Accounting Changes and Error Corrections, and concluded it was not material to any previously reported financial statements.  However, in order to improve the consistency and comparability of the consolidated financial statements, Management will revise the consolidated financial statements and related disclosures to correct the error in future filings

	As Previously
December 31, 2023	Reported	Adjustments	As Restated
Consolidated Balance Sheets
Fixed maturities, at fair value	$103,409,836	$(24,325,291)	$79,084,545
Equity securities, at fair value	156,550,812	22,074,673	178,625,485
Equity securities, at cost	15,977,368	2,250,618	18,227,986
Retained earnings	133,491,797	(2,161,735)	131,330,062
Accumulated other comprehensive loss	(4,882,317)	2,161,735	(2,720,582)

Consolidated Statements of Operations
Net investment income	$14,141,809	$(88,281)	$14,053,528
Change in fair value of equity securities	(3,830,793)	974,250	(2,856,543)
Income tax expense (benefit)	(144,247)	186,054	41,807
Net income attributable to common shareholders	1,956,695	699,915	2,656,610
Basic income per share	0.62	0.22	0.84
Diluted income per share	0.62	0.22	0.84

Consolidated Statements of Comprehensive Income (Loss)
Net income	$2,070,092	$699,915	$2,770,007
Unrealized holding gains (losses) arising during the period, pre-tax	2,867,943	(885,969)	1,981,974
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(592,591)	186,054	(406,537)
Unrealized holding gains (losses) during period, net of tax	2,275,352	(699,915)	1,575,437
Subtotal: Other comprehensive income (loss), net of tax	2,229,269	(699,915)	1,529,354

Consolidated Statements of Cash Flows
Net income	$2,070,092	$699,915	$2,770,007
Accretion of investments	(314,042)	88,280	(225,762)
Change in fair value of equity securities	3,830,793	(974,250)	2,856,543
Change in deferred income taxes	372,861	186,055	558,916

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2024, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 2024, the Board met five times.  During 2024, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board. Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2024 annual shareholders’ meeting, except for Howard L. Dayton, Jr,, Thomas F. Darden II, April R. Chapman and Peter L. Ochs.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG's independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met four times in 2024.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meets the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Cortines, and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion. The Compensation Committee met one time in  2024.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2024, the Board consisted of eight Directors.  Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2024.  SEC filings may be viewed from the Company’s Web site  www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2024 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships

Jesse T. Correll, 68
Chairman of UTG and Universal Guaranty Life Insurance Company since 2000; Director of UTG since 1999; Chairman of First Southern Bancorp, Inc. since 1988; President and CEO of First Southern Bancorp, Inc. from 1988-2015 and 2023 to present; Manager and President of First Southern Funding, LLC since 1992; President, Director of The River Foundation since 1990; Board member of Crown Financial Ministries from 2004 to 2009; Friends of the Good Samaritans since 2005; Generous Giving from 2006 to 2009; the National Christian Foundation since 2006; Centre Board of Trustees from 2015 to 2022; and Cumberland Lake Shell, Inc. since 2017.

Preston H. Correll, 44

Preston, along with his wife Rachel, and three children own and operate St. Asaph Farm in Stanford, Kentucky where they focus on sustainable farming and raising natural meat. He is also co-founder of Marksbury Farm Market based in Bryantsville, Kentucky.  He has been involved with The Good Samaritan School in Delhi, India since 2003 and serves on the board of the Friends of the Good Samaritans. Director of UTG, Inc. since December 2018.

John M. Cortines, 36

Mr. Cortines serves as the Director of Grantmaking at the Maclellan Foundation. He is the author of multiple books on money, faith, and generosity.  Prior to entering the nonprofit sector, he worked in the oil and gas industry as an engineer for Chevron Corporation.  Mr. Cortines is a graduate of Harvard Business School (MBA), King Abdullah University of Science and Technology (MS), and Texas A&M University (BS).  Director of UTG, Inc. since December 2018.

Thomas F Darden, II, 70

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

Howard L. Dayton, Jr., 81

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

Thomas E. Harmon, 70

Director of UTG and Universal Guaranty Life Insurance Company since March 2016.  Mr. Harmon is the previous owner and President of Harmon Foods, Inc., a chain of retail supermarkets, for the past 40 years. Mr. Harmon recently sold the operating parts of Harmon Foods, Inc. now managing the assets of Harmon Foods. Mr. Harmon has been active in many charitable organizations over the years, most recently serving as a Board Member with Amigos En Cristo Ministries, an organization serving one of the most disadvantaged parts of the world – Juarez, Mexico.

Gabriel J. Molnar, 38

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

Peter L. Ochs, 73

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
Theodore C. Miller, 62

Senior Vice President and Chief Financial Officer of UTG, Inc. and Universal Guaranty Life Insurance Company since 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; and Chief Financial Officer of First Southern Bancorp, Inc. and First Southern National Bank since 2016.

Daniel T. Roberts, 42

Vice President of UTG, Inc and Universal Guaranty Life Insurance Company since February 2023. President of Universal Guaranty Life Insurance Company since September 2023; Vice President of First Southern Bancorp, Inc. and First Southern National Bank since 2023 and served in various capacities since 2016.

Douglas P. Ditto, 69

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG’s Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG’s last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2024	$217,500	$9	$234,991	$13,050	$465,550
2023		217,500	6	289,994	13,050	520,550
Douglas P. Ditto Vice President	2024	187,500	200,000	0	11,250	398,750
2023		187,500	99,991	150,009	11,250	448,750
Theodore C. Miller Chief Financial Officer	2024	117,500	69,900	30,100	7,050	224,550
2023		117,292	49,880	50,120	7,038	224,330
Casey Willis (3) Vice President	2024	200,000	300,000	49,998	12,000	561,998
2023		200,000	274,800	50,120	12,000	536,920

(1)	Stock awards in the form of an annual bonus of 11,726 and 21,958 shares were issued in 2024 and 2023, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan
(3)	Casey Willis is not deemed to be an executive officer.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2024, there were no unexercised options, stock that has not vested or equity incentive plan awards outstanding for any of the above named executive officers.

Compensation of Directors

Effective January 1, 2018, a new compensation arrangement was approved whereby each outside Director annually receives $5,000 as a retainer and $2,500 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in 2024.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$0	$0	$0	$0
April R. Chapman, Director (3)	0	5,000	0	5,000
Preston H. Correll, Director	0	17,500	5,000	22,500
John M. Cortines, Director	0	17,500	0	17,500
Thomas F. Darden, II, Director	0	17,500	0	17,500
Howard L. Dayton, Director	0	17,500	0	17,500
Thomas E. Harmon, Director	0	17,500	0	17,500
Gabriel J. Molnar, Director	0	17,500	5,000	22,500
Peter L. Ochs, Director	0	17,500	0	17,500

(1) Market value of stock on earned date was $28.09 per share.
(2) Other Compensation represents payment for consulting services performed relative to management enrichment.
(3) Resigned from Board effective June 28, 2024

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Securities

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UTG’s Common Stock and shows:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2025 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	154,312	(3)(5)	4.9%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(5)	44.6%
par value	First Southern Funding, LLC	400,000	(3)(4)(5)	12.7%
	First Southern Holdings, LLC	1,201,876	(3)(4)(5)	38.1%
	WCorrell, Limited Partnership	72,750	(3)(5)	2.3%
	Cumberland Lake Shell, Inc.	128,750	(5)	4.1%

(1) The percentage of shares owned is based on 3,157,376 shares of Common Stock outstanding as of February 1, 2025.
(2) The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484. The address for Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3) The share ownership of Jesse Correll listed includes 81,562 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 78% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 44%, companies he controls own approximately 17%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4) The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member. As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5) According to the Schedule 13D, as amended, filed April 17, 2024, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG. In addition, because of their relationship with these Reporting Persons, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group. Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2024, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2025 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	Jesse T. Correll	Stanford, KY	2,089,847	(2)	66.2%
Common	Preston H. Correll	Stanford, KY	3,482	(3)	*
Stock, no	John M. Cortines	Georgetown, TN	4,533	(4)	*
Par value	Thomas F. Darden, II	Raleigh, NC	64,014		2.0%
	Howard L. Dayton, Jr.	Sanford, FL	11,797		*
	Douglas P. Ditto	Danville, KY	50,394	(6)	1.5%
	Thomas E. Harmon	Springfield, IL	4,643		*
	Theodore C. Miller	Stanford, KY	16,292		*
	Gabriel J. Molnar	Louisville, KY	4,067		*
	Peter L. Ochs	Valley Center, KS	8,534	(7)	*
	Daniel Roberts	Stanford, KY	1,856	(8)	*
	All Directors and executive officers as a group (eleven in number)		2,260,096		71.6%

* Less than 1%

(1) The percentage of outstanding shares for UTG is based on 3,157,376 shares of Common Stock outstanding as of February 1, 2025.
(2) The share ownership of Jesse Correll listed includes 81,562 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 78% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 44%, companies he controls own approximately 17%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH
(3) Includes 3 shares held in street name.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors determined that seven of the eight current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are, Preston H. Correll, John M. Cortines, Thomas F. Darden, Howard L. Dayton, Jr., Thomas E. Harmon, Gabriel J. Molnar, and Peter L. Ochs.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $165,590 and $165,137 during 2024 and 2023, respectively.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2024 and 2023, UTG paid $332,445 and $307,442 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2024 and 2023, UG paid $7,480,761 and $7,910,324, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $20,137 and $18,694 in servicing fees and $26,665 and $18,630 in origination fees to FSNB during 2024 and 2023, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $1,217,395 and $1,337,096 in 2024 and 2023, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities owned or associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2024 and 2023, the Company received reimbursements of $1,605,028 and $1,438,450, respectively. These costs are eliminated for consolidation of these entities, where applicable.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2024 and 2023.

As previously disclosed in the Notes Receivable section of Note 2 - Investments, several of the Company’s notes have participation agreements in place with third parties.  Certain participation agreements are with FSF, a related party.  The participation agreements are sold without recourse and assigned to the participant based on their pro-rata share of the principal, interest and collateral as specified in the participation agreements. The undivided participations in the notes receivable range from 20% - 50%.  The total amount of loans participated to FSF was $0 and $60,031 as of December 31, 2024 and 2023, respectively.

During the 4th quarter of 2023, UTG entered into a loan participation agreement with FSNB to fund a commercial mortgage loan issued to a company that is owned/managed by a member of UTG’s Board of Directors. UG had a 9% interest in the participated loan and agreed to fund up to $1,482,300. The loan was fully repaid in 2024.

Item 14. Principal Accountant Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Kerber, Eck & Braeckel LLP (“KEB”) as the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended 2024 and 2023 totaled $143,000 and $130,000 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $39,375 and $37,500 for the years 2024 and 2023, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from KEB for the years ended 2024 and 2023.

Tax Fees – For the years ended 2024 and 2023, the Company paid $17,500 and $20,475, respectively, relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – For the years ended December 31, 2024 and 2023, the Company paid $12,500 and $20,475, respectively, for the audit of the Company's employee benefit plan. During 2024, the Company paid no other fees to KEB.

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

*10.15

Amendments to the Shared Services Agreement between UTG, Inc. and FSNB. Amendment #6 to the Shared Services Agreement effective March 1, 2023. [Prior amendments incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibits 10.15, 10.16 and 10.17 and for the year ended December 31, 2023 filed as Exhibit 10.15].

*14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2023 originally filed as Exhibit 14.1].
*14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2023 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chairman of the Board Chief Executive Officer, and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chairman of the Board, Chief Executive Officer, and President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*99.1	Audit Committee Charter.
*99.2	Whistleblower Policy
*99.3	Compensation Committee Charter.
*99.4	Investment Committee Charter.
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Date: March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jesse T. Correll	By: /s/ Thomas E. Harmon
Jesse T. Correll Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	Thomas Harmon Director

By: /s/ Preston H. Correll	By: /s/ Cabriel J. Molnar
Preston H. Correll Director	Gabriel J. Molnar Director

By: /s/ John M. Cortines	By: /s/
John M. Cortines Director	Peter L. Ochs Director

By: /s/ Thomas F. Darden II	By: /s/ Theodore C. Miller
Thomas F. Darden II Director	Theodore C. Miller Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer.)

By: /s/
Howard L. Dayton Director