Form 10-Q
period 2025-03-31
UTG INC
filed 2025-05-13
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2025 was 3,154,657.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $77,127,000 and $80,204,532)	$74,324,760	$76,480,086
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $126,044,929 and $117,599,471)	259,242,167	234,506,227
Equity securities, at cost	20,533,580	21,203,393
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $230,000 and $235,000)	15,861,496	16,277,981
Investment real estate, net	28,705,507	28,615,602
Notes receivable (net of credit loss reserve of $195,000 and $195,000)	13,894,905	12,672,175
Policy loans	5,646,798	5,692,565
Short-term investments	1,977,093	1,954,687
Total investments	422,686,306	399,902,716

Cash and cash equivalents	36,758,573	45,263,967
Accrued investment income	1,080,264	1,264,416
Reinsurance receivables:
Future policy benefits	23,346,063	23,525,945
Policy claims and other benefits	4,382,236	4,480,091
Cost of insurance acquired	1,247,539	1,401,081
Income tax receivable	742,660	790,608
Other assets	892,610	317,981
Total assets	$491,136,251	$476,946,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$216,786,456	$218,284,203
Policy claims and benefits payable	3,468,417	3,847,214
Other policyholder funds	185,720	181,541
Dividend and endowment accumulations	14,587,602	14,628,119
Deferred income taxes	26,968,767	23,072,061
Other liabilities	5,100,172	6,339,303
Total liabilities	267,097,134	266,352,441

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,155,027 and 3,157,765 shares outstanding	3,157	3,159
Additional paid-in capital	32,360,438	32,442,486
Retained earnings	193,406,264	180,631,577
Accumulated other comprehensive loss	(2,213,770)	(2,942,313)
Total UTG shareholders' equity	223,556,089	210,134,909
Noncontrolling interest	483,028	459,455
Total shareholders' equity	224,039,117	210,594,364
Total liabilities and shareholders' equity	$491,136,251	$476,946,805

* Balance sheet audited at December 31, 2024.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
		(as restated)
Revenue:
Premiums and policy fees	$1,914,317	$2,000,085
Ceded reinsurance premiums and policy fees	(462,313)	(529,761)
Net investment income	3,118,736	2,953,382
Other income	66,181	68,267
Revenue before net investment gains	4,636,921	4,491,973
Net investment gains:
Other realized investment gains, net	975,769	37,470
Change in fair value of equity securities	16,290,482	12,376,263
Total net investment gains	17,266,251	12,413,733
Total revenue	21,903,172	16,905,706

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,401,007	3,644,451
Ceded reinsurance benefits and claims	(616,386)	(1,165,352)
Annuity	243,966	251,735
Dividends to policyholders	81,149	81,277
Commissions and amortization of deferred policy acquisition costs	(29,690)	(30,283)
Amortization of cost of insurance acquired	153,542	158,954
Operating expenses	2,120,334	2,081,722
Interest expense	0	11,600
Total benefits and other expenses	5,353,922	5,034,104

Income before income taxes	16,549,250	11,871,602
Income tax expense	3,750,990	2,602,806

Net income	12,798,260	9,268,796

Net income attributable to noncontrolling interests	(23,573)	(29,017)

Net income attributable to common shareholders	$12,774,687	$9,239,779

Amounts attributable to common shareholders
Basic income per share	$4.05	$2.92

Diluted income per share	$4.05	$2.92

Basic weighted average shares outstanding	3,156,550	3,169,375

Diluted weighted average shares outstanding	3,156,550	3,169,375

See accompanying notes.
UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
		(as restated)

Net income	$12,798,260	$9,268,796

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	922,207	(784,888)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(193,664)	164,827
Unrealized holding gains (losses) arising during period, net of tax	728,543	(620,061)

Less reclassification adjustment for gains included in net income (loss)	0	0
Tax expense for gains included in net income (loss)	0	0
Reclassification adjustment for gains included in net income (loss), net of tax	0	0
Subtotal: Other comprehensive income (loss), net of tax	728,543	(620,061)

Comprehensive income	13,526,803	8,648,735

Less comprehensive income attributable to noncontrolling interests	(23,573)	(29,017)

Comprehensive income attributable to UTG, Inc.	$13,503,230	$8,619,718

See accompanying notes.
UTG, Inc.
Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months Ended March 31, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity

Balance at Janauary 1, 2025	$3,159	$32,442,486	$180,631,577	$(2,942,313)	$459,455	$210,594,364
Common stock issued during year	1	13,973	0	0	0	13,974
Treasury shares acquired	(3)	(96,021)	0	0	0	(96,024)
Net income attributable to common shareholders	0	0	12,774,687	0	0	12,774,687
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	728,543	0	728,543
Gain attributable to noncontrolling interest	0	0	0	0	23,573	23,573
Balance at March 31, 2025	$3,157	$32,360,438	$193,406,264	$(2,213,770)	$483,028	$224,039,117

Three Months Ended March 31, 2024 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity

Balance at January 1, 2024	$3,167	$32,613,817	$131,330,062	$(2,720,582)	$463,329	$161,689,793
Common stock issued during year	10	299,304	0	0	0	299,314
Treasury shares acquired	(4)	(108,910)	0	0	0	(108,914)
Net income attributable to common shareholders	0	0	9,239,779	0	0	9,239,779
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(620,061)	0	(620,061)
Gain attributable to noncontrolling interest	0	0	0	0	29,017	29,017
Balance at March 31, 2024	$3,173	$32,804,211	$140,569,841	$(3,340,643)	$492,346	$170,528,928

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities:		(as restated)
Net income	$12,798,260	$9,268,796
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	55,126	(254,643)
Realized investment gains, net	(975,769)	(37,470)
Change in fair value of equity securities	(16,290,482)	(12,376,263)
Unrealized trading losses included in income	0	7,301
Amortization of cost of insurance acquired	153,542	158,954
Provision for deferred income taxes	3,703,042	2,557,601
Depreciation and depletion	375,893	462,855
Stock-based compensation	13,974	299,314
Charges for mortality and administration of universal life and annuity products	(1,354,014)	(1,374,829)
Interest credited to account balances	872,357	901,542
Change in accrued investment income	184,152	280,803
Change in reinsurance receivables	277,737	99,789
Change in policy liabilities and accruals	(1,298,156)	(1,219,854)
Change in income taxes receivable	47,948	45,205
Change in other assets and liabilities, net	(1,818,821)	(835,179)
Net cash used in operating activities	(3,255,211)	(2,016,078)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	3,000,000	5,000,000
Equity securities	2,331,830	3,519,729
Trading securities	0	102,699
Mortgage loans	1,096,597	209,928
Notes receivable	95,403	421,847
Real estate	0	722,925
Policy loans	248,124	247,513
Short-term investments	0	15,750,000
Total proceeds from investments sold and matured	6,771,954	25,974,641
Cost of investments acquired:
Equity securities	(9,131,704)	(3,107,915)
Mortgage loans	(675,112)	(599,189)
Notes receivable	(1,318,133)	(800,000)
Real estate	(465,800)	(545,180)
Policy loans	(202,355)	(224,197)
Total cost of investments acquired	(11,793,104)	(5,276,481)
Net cash provided by (used in) investing activities	(5,021,150)	20,698,160

Cash flows from financing activities:
Policyholder contract deposits	1,025,008	1,046,208
Policyholder contract withdrawals	(1,158,017)	(978,348)
Payments of principal on notes payable/line of credit	0	(19,000,000)
Purchase of treasury stock	(96,024)	(108,914)
Net cash used in financing activities	(229,033)	(19,041,054)
Net decrease in cash and cash equivalents	(8,505,394)	(358,972)
Cash and cash equivalents at beginning of period	45,263,967	41,185,196
Cash and cash equivalents at end of period	$36,758,573	$40,826,224

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2025, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company’s results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 100% owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At March 31, 2025, Mr. Correll owns or controls directly and indirectly approximately 66% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2025, there were no additions to or changes in the critical accounting policies disclosed in the 2024 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

March 31, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$21,350,685	$30,438	$(346,542)	$21,034,581
U.S. special revenue and assessments	7,521,174	0	(174,921)	7,346,253
All other corporate bonds	48,255,141	111,945	(2,423,160)	45,943,926
Total fixed maturities, at fair value	$77,127,000	$142,383	$(2,944,623)	$74,324,760

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$21,354,053	$1,484	$(473,243)	$20,882,294
U.S. special revenue and assessments	7,522,751	0	(288,560)	7,234,191
All other corporate bonds	51,327,728	47,632	(3,011,759)	48,363,601
Total fixed maturities, at fair value	$80,204,532	$49,116	$(3,773,562)	$76,480,086

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

The amortized cost and estimated market value of fixed maturity securities at March 31, 2025, by contractual maturity, is shown below.

Fixed Maturity Securities March 31, 2025	Amortized Cost	Fair Value
Due in one year or less	$9,200,235	$9,138,113
Due after one year through five years	43,437,810	42,801,102
Due after five years through ten years	6,373,439	6,134,165
Due after ten years	18,115,516	16,251,380
Total	$77,127,000	$74,324,760

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

The Company held below investment grade investments with an estimated market value of $0 as of March 31, 2025 and December 31, 2024.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

March 31, 2025	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,000,270	(975)	10,466,960	$(345,567)	11,467,230	$(346,542)
U.S. Special Revenue and Assessments	0	0	7,346,253	(174,921)	7,346,253	(174,921)
All other corporate bonds	523,275	(339)	38,696,395	(2,422,821)	39,219,670	(2,423,160)
Total fixed maturities	$1,523,545	(1,314)	56,509,608	(2,943,309)	58,033,153	$(2,944,623)

December 31, 2024	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$10,022,087	(19,341)	10,360,047	(453,902)	20,382,134	$(473,243)
U.S. special revenue and assessments	0	0	7,234,191	(288,560)	7,234,191	(288,560)
All other corporate bonds	6,457,282	(38,492)	38,176,295	(2,973,267)	44,633,577	(3,011,759)
Total fixed maturities	$16,479,369	(57,833)	55,770,533	(3,715,729)	72,249,902	$(3,773,562)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2025
Fixed maturities	2	33	35
As of December 31, 2024
Fixed maturities	9	33	42

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

Substantially all of the unrealized losses on fixed maturity securities at March 31, 2025 and December 31, 2024 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At March 31, 2025, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at March 31, 2025.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Unrealized appreciation (depreciation) on available-for-sale securities	$(2,802,240)	$(3,724,446)
Deferred income taxes	588,470	782,133
Net unrealized appreciation (depreciation) on available-for-sale securities	$(2,213,770)	$(2,942,313)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $20,533,580 and $21,203,393 at March 31, 2025 and December 31, 2024, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the three months ended March 31, 2025 and 2024, the Company acquired $675,112 and $599,189 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2025 and 2024, the maximum and minimum lending rates for mortgage loans were:

	2025		2024
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	8.00%	8.00%	8.00%	8.00%
Commercial Loans	10.00%	4.00%	10.00%	4.00%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company:

	March 31, 2025	December 31, 2024
In good standing	$15,861,496	$16,277,981
Total mortgage loans	$15,861,496	$16,277,981

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	March 31, 2025	December 31, 2024
Farm	$316,808	$321,774
Commercial	14,346,797	14,749,509
Residential	1,427,891	1,441,698
Total mortgage loans	16,091,496	16,512,981
Less allowance for credit losses	(230,000)	(235,000)
Total mortgage loans, net	$15,861,496	$16,277,981

There were no  past due loans as of March 31, 2025 and December 31, 2024.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the three months ended March 31, 2025 and 2024 the Company acquired $1,318,133 and $800,000 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	March 31, 2025	December 31, 2024
Notes receivable	$14,089,905	$12,867,175
Less allowance for credit losses	(195,000)	(195,000)
Total notes receivable, net	$13,894,905	$12,672,175

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of March 31, 2025 and December 31, 2024 was $55,000 and $50,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credit loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2024	$274,000	250,000	51,000	$575,000
2024 Change in allowance	(39,000)	(55,000)	(1,000)	(95,000)
December 31, 2024	235,000	195,000	50,000	480,000
2025 Change in allowance	(5,000)	0	5,000	0
March 31, 2025	$230,000	195,000	55,000	$480,000

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2025, no impairments were recognized on the investment real estate.

Note 4 - Fair Value Measurements of the Condensed Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value. The investment real estate owned by the Company is included in this portion of the Note 4 - Fair Value Measurements disclosure.

The following table provides an allocation of the Company’s investment real estate by type:

	March 31, 2025	December 31, 2024
Raw land	$16,746,147	$16,446,147
Commercial	4,683,185	6,269,217
Residential	1,923,726	1,932,390
Land, minerals and royalty interests	5,352,449	3,967,848
Total investment real estate	$28,705,507	$28,615,602

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of March 31, 2025 and December 31, 2024, investments in oil and gas royalties represented 19% and 20%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company acquired $465,800 and $545,180 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2025 and 2024, the Company acquired $0 in short-term investments.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2025	2024
Realized gains:
Sales of real estate	$0	$37,461
Sales of equity securities	975,769	0
Sales of short-term investments	0	9
Total realized gains	975,769	37,470
Realized losses:
Sales of equity securities	0	0
Sales of short-term investments	0	0
Total realized losses	0	0
Net realized investment gains	975,769	37,470
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	16,290,482	12,376,263
Change in fair value of equity securities	16,290,482	12,376,263
Net investment gains	$17,266,251	$12,413,733
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$922,207	$(784,888)
Net increase (decrease)	$922,207	$(784,888)

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
March 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$21,034,581	$0	$0	$21,034,581
U.S. special revenue and assessments	0	7,346,253	0	7,346,253
Corporate securities	0	45,943,926	0	45,943,926
Total fixed maturities	21,034,581	53,290,179	0	74,324,760
Equity securities:
Common stocks	63,931,597	6,247,600	3,133,060	73,312,257
Limited liability companies	0	0	84,115,542	84,115,542
Total equity securities	63,931,597	6,247,600	87,248,602	157,427,799
Short-term investments	1,977,093	0	0	1,977,093
Total financial assets	$86,943,271	$59,537,779	$87,248,602	$233,729,652

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$20,882,294	$0	$0	$20,882,294
U.S. special revenue and assessments	0	7,234,191	0	7,234,191
Corporate securities	0	48,363,601	0	48,363,601
Total fixed maturities	20,882,294	55,597,792	0	76,480,086
Equity securities:
Common stocks	59,125,859	5,519,600	3,064,983	67,710,442
Limited liability companies	0	0	82,654,596	82,654,596
Total equity securities	59,125,859	5,519,600	85,719,579	150,365,038
Short-term investments	1,954,687	0	0	1,954,687
Total financial assets	$81,962,840	$61,117,392	$85,719,579	$228,799,811

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At March 31, 2025 and December 31, 2024, the estimated fair value of such investments was $101,814,368 and $84,141,189, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the three months ended March 31, 2025.

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
		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579
Unrealized gains (losses)	68,077	1,460,946	1,529,023
Balance at March 31, 2025	$3,133,060	$84,115,542	$87,248,602

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at March 31, 2025 and December 31, 2024 may include changes in fair value that were attributable to both observable and unobservable inputs.
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

Financial Assets	Fair Value at March 31, 2025	Fair Value at December 31, 2024	Valuation Technique
Common stocks	$3,133,060	$3,064,983	Pricing Model
Limited liability companies	84,115,542	82,654,596	Pricing Model
Total	$87,248,602	$85,719,579

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at March 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$57,942,728	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	4,267,958	4,217,742	n/a	n/a
Limited partnerships	39,603,682	1,875,955	n/a	n/a
Total	$101,814,368	$6,093,697

Investment Category	Fair Value at December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth Equity
Redeemable
Limited partnership	$52,518,353	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	4,802,917	2,100,000	n/a	n/a
Limited partnerships	26,819,919	2,025,771	n/a	n/a
Total	$84,141,189	$4,125,771

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

The Company invested in a Limited Partnership ("LP") that was formed under the laws of the state of Delaware. The LP was formed in 2024 to provide long-term investment returns. The Limited Partnership Agreement provides for the Fund to continue until dissolved. There are significant restrictions to the dissolution process, which are outlined in the LP Agreement. The Fund invests in listed equity and fixed income securities. In 2025, UG entered into a subscription agreement to invest in the LP.
Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at March 31, 2025 or December 31, 2024.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
March 31, 2025	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	20,533,580	20,533,580	0	0	20,533,580
Mortgage loans on real estate	15,861,496	15,218,550	0	0	15,218,550
Notes receivable	13,894,905	13,979,632	0	0	13,979,632
Policy loans	5,646,798	5,646,798	0	0	5,646,798
Accrued investment income	1,080,264	1,080,264	0	0	1,080,264

Liabilities
Policy claims and benefits payable	3,468,417	3,468,417	0	0	3,468,417
Dividend and endowment accumulations	14,587,602	14,587,602	0	0	14,587,602

	Carrying	Estimated
December 31, 2024	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	21,203,393	21,203,393	0	0	21,203,393
Mortgage loans on real estate	16,277,981	15,532,707	0	0	15,532,707
Notes receivable	12,672,175	12,750,201	0	0	12,750,201
Policy loans	5,692,565	5,692,565	0	0	5,692,565
Accrued investment income	1,264,416	1,264,416	0	0	1,264,416

Liabilities
Policy claims and benefits payable	3,847,214	3,847,214	0	0	3,847,214
Dividend and endowment accumulations	14,628,119	14,628,119	0	0	14,628,119

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

The carrying amounts reported for policy claims and benefits payable approximates fair value.

The carrying value for dividend and endowment accumulations approximates fair value.

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2024	Borrowings	Repayments	March 31, 2025
Line of Credit:
UG - CMA	10/21/2021	10/3/2025	25,000,000	0	0	0	0

During October of 2024, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,588,771.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $26 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2025, the Company repurchased 3,219 shares through the stock repurchase program for $96,024. Through March 31, 2025, UTG has spent $20,935,578 in the acquisition of 1,384,039 shares under this program.

During 2025, the Company issued 481 shares of stock to management and employees as compensation at a cost of $13,974. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the three months ended March 31, 2025 and 2024, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $70,448 and $745,561 at March 31, 2025 and December 31, 2024, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $2,750,000 and $3,250,000 at March 31, 2025 and December 31, 2024, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $14,070,525 and $14,316,279 at March 31, 2025 and December 31, 2024, respectively.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2025	2024
Interest	$0	$23,169
Federal income tax	0	0

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of March 31, 2025 and 2024, approximately 51% and 49%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at March 31, 2025 and  December 31, 2024, respectively.  Insurance ceded represented 57% and 31% of premium income for the three months ended March 31, 2025 and 2024, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 33% and 34% of the Company’s total invested assets as of March 31, 2025 and December 31, 2024, respectively. The following table provides an allocation of the oil and gas investments by type.

March 31, 2025	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,076,290	$1,076,290
Equity securities, at fair value	125,910,473	0	125,910,473
Equity securities, at cost	4,654,714	0	4,654,714
Investment real estate	5,352,448	0	5,352,448
Notes receivable	1,875,000	0	1,875,000
Total	$137,792,635	$1,076,290	$138,868,925

December 31, 2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,068,400	$1,068,400
Equity securities, at fair value	124,155,007	0	124,155,007
Equity securities, at cost	4,863,572	0	4,863,572
Investment real estate	5,677,061	0	5,677,061
Notes receivable	1,875,000	0	1,875,000
Total	$136,570,640	$1,068,400	$137,639,040

At March 31, 2025 and December 31, 2024, the Company owned 4 equity securities that represented approximately 82% and 81%, respectively, of the total investments associated with the oil and gas industry.

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

Note 10 – Segment Information

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

Note 11 – Revision of Previously Issued Consolidated Financial Statements

As disclosed in Note 16 of the December 31, 2024 Form 10-K filing, the Company identified an error in its previously issued December 31, 2023 Consolidated Financial Statements related to the classification of certain investment types on the Consolidated Balance Sheets. The impact of the error to the December 31, 2023 Consolidated Financial Statements was not considered to be material. Certain exchange traded funds ("ETFs") were previously classified as fixed maturities, available for sale. To comply with GAAP reporting requirements, the Company has reclassified $24,325,291 of exchange traded funds out of fixed maturities, available for sale, to equity securities, at fair value. The ETFs were appropriately classified for year-end December 31, 2024.

To improve the consistency and comparability of the 2024 quarterly condensed consolidated financial statements, Management will revise the March 31, 2024 condensed consolidated financial statements and related disclosures to correct the error.

	As Previously
March 31, 2024	Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net investment income	$3,048,789	$(95,407)	$2,953,382
Change in fair value of equity securities	12,020,406	355,857	12,376,263
Income tax expense (benefit)	2,432,629	170,177	2,602,806
Net income attributable to common shareholders	9,149,506	90,273	9,239,779
Basic income per share	2.88	0.04	2.92
Diluted income per share	2.88	0.04	2.92

Consolidated Statements of Comprehensive Income (Loss)
Net income	$9,178,523	$90,273	$9,268,796
Unrealized holding gains (losses) arising during the period, pre-tax	(1,443,139)	658,251	(784,888)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	303,060	(138,233)	164,827
Unrealized holding gains (losses) during period, net of tax	(1,140,079)	520,018	(620,061)
Subtotal: Other comprehensive income (loss), net of tax	(1,140,079)	520,018	(620,061)

Consolidated Statements of Cash Flows
Net income	$9,178,523	$90,273	$9,268,796
Accretion of investments	(350,050)	95,407	(254,643)
Change in fair value of equity securities	(12,020,406)	(355,857)	(12,376,263)
Change in deferred income taxes	2,387,424	170,177	2,557,601

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended  December 31, 2024, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three-months ended March 31, 2025, there were no additions to or changes in the critical accounting policies disclosed in the 2024 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $12.8 and $9.2 million for the three-month period ended March 31, 2025 and 2024.

Revenues

For the three-month period ended March 31, 2025, the Company reported total revenues of approximately $21.9 million and for the same period in 2024 total revenues of approximately $16.9 million.

The variance in total revenue between first quarter 2025 and 2024 is primarily the result of the change in the fair value of equity securities. The Company reported a first quarter 2025 gain in the change in the fair value of equity securities of approximately $16.3 million. In 2024, the Company reported a first quarter gain in the change in the fair value of equity securities of approximately $12.0 million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $4.6 million and $4.5 million for the three-month-period ended March 31, 2025 and 2024, respectively. When comparing the 2025 and 2024 results, the revenues are comparable within all categories.

The following table summarizes the Company's investment performance.

	Three Months Ended March 31,
	2025	2024
Net investment income	$3,118,736	$2,953,382
Net investment gains	$975,769	$37,470
Change in net unrealized investment gains on equity securities, pre-tax	$16,290,482	$12,376,263

The following table reflects net investment income of the Company:

	Three Months Ended
	March 31,
	2025	2024
Fixed maturities available for sale	$688,530	$727,570
Held to maturity redeemable preferred stock	40,719	41,171
Equity securities	725,607	595,378
Trading securities	0	(7,301)
Mortgage loans	220,927	208,856
Real estate	1,665,122	1,754,841
Notes receivable	310,929	311,422
Policy loans	91,506	100,958
Short-term investments	22,406	332,605
Cash and cash equivalents	404,644	304,827
Total consolidated investment income	4,170,390	4,370,327
Investment expenses	(1,051,654)	(1,416,945)
Consolidated net investment income	$3,118,736	$2,953,382

Net investment income represented 67% and 66% of the Company's revenue before net investment gains (losses) as of March 31, 2025 and 2024, respectively. When comparing current and prior year results, net investment income was comparable in most of the investment categories outside of the short term, cash, and cash equivalents investment portfolios.

In the second half of 2024, the Federal Open Market Committee (“FOMC”) cut the interest rate 3 times for a total of 1% making the current rate 4.50%. The Company anticipates a similar decline in earnings on cash balances and any new investments that are acquired as investments mature.

The earnings reported by the cash and short term investments represented 10% and 14% of the total consolidated investment income reported by the Company during the three months ended March 31, 2025 and 2024, respectively. The decrease in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from decreased interest rates received from banks and other deposit institutions due to FOMC rate changes. With the 2024 rate declines of 1%, the Company anticipates experiencing a similar decline in earnings on cash balances going forward.

The following table reflects net realized investment gains for the three months ended March 31:

	2025	2024
Equity securities	$975,769	$0
Real estate	0	37,461
Short-term investments	0	9
Consolidated net realized investment gains	975,769	37,470
Change in fair value of equity securities	16,290,482	12,376,263
Net investment gains	$17,266,251	$12,413,733

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In 2025, the sale of one equity security represents all the realized investment gains from equity securities.

In 2024, the Company reported realized gains on real estate of $37,461.  This was the result of the sale of several smaller parcels of property located in Kentucky.

The Company reported a year-to-date 2025 change in the fair value of equity securities of approximately $16.3 million. In 2024, The Company reported a year-to-date change in the fair value of equity securities of approximately $12.4 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

In 2025 and 2024, the Company saw positive results in its equity investments. Equity investments primarily in the oil and gas area represent almost all the unrealized gains reported in 2025 and 2024.  Periodic pull backs and rallies are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $5.4 million for the the three month period ended March 31, 2025, an increase of approximately 6% from the same period in 2024. Benefits, claims and settlement expenses represented approximately 58% and 56% of the Company's total expenses for the three month periods ended March 31, 2025 and 2024, respectively. The other major expense category of the Company is operating expenses, which represented approximately 40% and 41% of the Company's total expenses for the three month periods ended March 31, 2025 and 2024, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were up approximately 11% when comparing the three months ended March 31, 2025 and 2024. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses increased approximately 2% in the three month period ended March 31, 2025 as compared to the same period in 2024. Although it is a minor increase, there is one expense item that is attributable to the increase in operating expenses, charitable contributions. Charitable expense was approximately $85,000 more in the three month period ended March 31, 2025 as compared to the same period in 2024. Charitable expense fluctuates based on reported taxable income of the Company.  Expenses in the remaining categories are comparable between years.

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

Net amortization of cost of insurance acquired decreased approximately 3% when comparing current and prior year activity. Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease unless the Company acquires a new block of business.

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

The following table reflects, by investment category, the investments held by the Company:

	March 31, 2025	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$74,324,760	17%	15%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	259,242,167	61%	52%
Equity securities, at cost	20,533,580	5%	4%
Mortgage loans	15,861,496	4%	3%
Notes receivable	28,705,507	7%	6%
Real estate	13,894,905	3%	3%
Policy loans	5,646,798	1%	1%
Short-term investments	1,977,093	1%	1%
Total investments	$422,686,306	100%	86%

	December 31, 2024	As a % of Total Investments	As a % of Total Assets
Fixed maturities	$76,480,086	19%	16%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	234,506,227	59%	49%
Equity securities, at cost	21,203,393	5%	4%
Mortgage loans	16,277,981	4%	3%
Notes receivable	28,615,602	7%	6%
Real estate	12,672,175	3%	3%
Policy loans	5,692,565	1%	1%
Short-term investments	1,954,687	1%	1%
Total investments	$399,902,716	100%	84%

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

The Company’s total investments represented 86% and 84% of the Company’s total assets as of March 31, 2025, and December 31, 2024, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 83%, of the total investments during 2025 and 2024, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $729,000 and ($620,000) as of March 31, 2025 and 2024, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity increased by approximately 6.4% as of March 31, 2025, compared to December 31, 2024. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company and by the increase in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of March 31, 2025, and December 31, 2024, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of March 31, 2025, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 6 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2024, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.6 million as of March 31, 2025. The Company has no outstanding borrowings on the CMA at March 31, 2025 nor had any borrowing activity during 2025.

Consolidated Liquidity

Cash used in operating activities was approximately $3.3 million in 2025 and cash used by operating activities was approximately $2.0 million in 2024. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2025, the Company’s investing activities used net cash of approximately $5.0 million and provided net cash of approximately $20.7 million in 2024. The Company recognized proceeds of approximately $6.8 million and $26.0 million from investments sold and matured in 2025 and 2024, respectively.  The Company used approximately $11.8 million and $5.3 million to acquire investments during 2025 and 2024, respectively.  The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $229,000 and $19.0 million during 2025 and 2024, respectively. As of March 31, 2025 and 2024, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $36.8 million and $45.3 million as of March 31, 2025 and December 31, 2024, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $74.3 million at March 31, 2025. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	May 13, 2025	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	May 13, 2025	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)