Form 10-Q
period 2025-06-30
UTG INC
filed 2025-08-12
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2025 was 3,150,588.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $75,560,389 and $80,204,532)	$73,123,864	$76,480,086
Held to maturity redeemable preferred stock, at amortized cost	2,500,000	2,500,000
Equity securities, at fair value (cost $126,845,278 and $117,599,471)	258,785,598	234,506,227
Equity securities, at cost	20,741,412	21,203,393
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $220,000 and $235,000)	15,277,962	16,277,981
Investment real estate, net	28,283,813	28,615,602
Notes receivable (net of credit loss reserve of $195,000 and $195,000)	13,586,824	12,672,175
Policy loans	5,551,422	5,692,565
Short-term investments	989,525	1,954,687
Total investments	418,840,420	399,902,716

Cash and cash equivalents	38,379,417	45,263,967
Accrued investment income	1,139,997	1,264,416
Reinsurance receivables:
Future policy benefits	23,302,483	23,525,945
Policy claims and other benefits	4,113,130	4,480,091
Cost of insurance acquired	1,093,998	1,401,081
Income tax receivable	1,006,093	790,608
Other assets	534,531	317,981
Total assets	$488,410,069	$476,946,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$215,605,523	$218,284,203
Policy claims and benefits payable	3,547,025	3,847,214
Other policyholder funds	181,875	181,541
Dividend and endowment accumulations	14,595,585	14,628,119
Deferred income taxes	26,580,146	23,072,061
Other liabilities	5,424,376	6,339,303
Total liabilities	265,934,530	266,352,441

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,152,077 and 3,157,765 shares outstanding	3,152	3,159
Additional paid-in capital	32,252,914	32,442,486
Retained earnings	191,636,958	180,631,577
Accumulated other comprehensive loss	(1,924,855)	(2,942,313)
Total UTG shareholders' equity	221,968,169	210,134,909
Noncontrolling interest	507,370	459,455
Total shareholders' equity	222,475,539	210,594,364
Total liabilities and shareholders' equity	$488,410,069	$476,946,805

* Balance sheet audited at December 31, 2024.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue:		(as restated)		(as restated)
Premiums and policy fees	$1,846,187	$1,925,873	$3,760,504	$3,925,958
Ceded reinsurance premiums and policy fees	(808,154)	(502,822)	(1,270,467)	(1,032,583)
Net investment income	3,480,217	4,326,467	6,598,953	7,279,849
Other income	82,100	86,702	148,281	154,969
Revenue before net investment gains (losses)	4,600,350	5,836,220	9,237,271	10,328,193
Net investment gains:
Other realized investment gains, net	50,999	414,120	1,026,768	451,590
Change in fair value of equity securities	(1,256,918)	5,362,125	15,033,564	17,738,388
Total net investment gains (losses)	(1,205,919)	5,776,245	16,060,332	18,189,978
Total revenue	3,394,431	11,612,465	25,297,603	28,518,171

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,371,390	2,594,722	6,772,397	6,239,173
Ceded reinsurance benefits and claims	(231,645)	(183,518)	(848,031)	(1,348,870)
Annuity	250,213	252,357	494,179	504,092
Dividends to policyholders	76,489	80,098	157,638	161,375
Commissions and amortization of deferred policy acquisition costs	(23,385)	(25,202)	(53,075)	(55,485)
Amortization of cost of insurance acquired	153,541	158,954	307,083	317,908
Operating expenses	1,971,646	2,126,516	4,091,980	4,208,238
Interest expense	0	0	-	11,600
Total benefits and other expenses	5,568,249	5,003,927	10,922,171	10,038,031

Income before income taxes	(2,173,818)	6,608,538	14,375,432	18,480,140
Income tax expense (benefit)	(428,854)	1,248,039	3,322,136	3,850,845

Net income (loss)	(1,744,964)	5,360,499	11,053,296	14,629,295

Net income attributable to noncontrolling interests	(24,342)	(29,191)	(47,915)	(58,208)

Net income attributable to common shareholders	$(1,769,306)	$5,331,308	$11,005,381	$14,571,087

Amounts attributable to common shareholders
Basic income per share	$(0.56)	$1.68	$3.49	$4.60

Diluted income per share	$(0.56)	$1.68	$3.49	$4.60

Basic weighted average shares outstanding	3,153,773	3,169,060	3,155,152	3,169,216

Diluted weighted average shares outstanding	3,153,773	3,169,060	3,155,152	3,169,216

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Net income (loss)	$(1,744,964)	$5,360,499	$11,053,296	$14,629,295

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	365,715	(224,344)	1,287,922	(1,009,232)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(76,800)	52,959	(270,464)	217,786
Unrealized holding gains (losses) arising during period, net of tax	288,915	(171,385)	1,017,458	(791,446)

Less reclassification adjustment for gains included in net income (loss)	0	0	0	0
Tax expense for gains included in net income (loss)	0	0	0	0
Reclassification adjustment for gains included in net income (loss), net of tax	0	0	0	0

Subtotal: Other comprehensive income (loss), net of tax	288,915	(171,385)	1,017,458	(791,446)

Comprehensive income (loss)	(1,456,049)	5,189,114	12,070,754	13,837,849

Less comprehensive income attributable to noncontrolling interests	(24,342)	(29,191)	(47,915)	(58,208)

Comprehensive income attributable to UTG, Inc.	$(1,480,391)	$5,159,923	$12,022,839	$13,779,641

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at April 1, 2025	$3,157	$32,360,438	$193,406,264	$(2,213,770)	$483,028	$224,039,117
Common stock issued during year	-	-	0	0	0	-
Treasury shares acquired	(5)	(107,524)	0	0	0	(107,529)
Net income attributable to common shareholders	0	0	(1,769,306)	0	0	(1,769,306)
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	288,915	0	288,915
Gain attributable to noncontrolling interest	0	0	0	0	24,342	24,342
Balance at June 30, 2025	$3,152	$32,252,914	$191,636,958	$(1,924,855)	$507,370	$222,475,539

Six Months Ended June 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2025	$3,159	$32,442,486	$180,631,577	$(2,942,313)	$459,455	$210,594,364
Common stock issued during year	1	13,973	0	0	0	13,974
Treasury shares acquired	(8)	(203,545)	0	0	0	(203,553)
Net income attributable to common shareholders	0	0	11,005,381	0	0	11,005,381
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	1,017,458	0	1,017,458
Gain attributable to noncontrolling interest	0	0	0	0	47,915	47,915
Balance at June 30, 2025	$3,152	$32,252,914	$191,636,958	$(1,924,855)	$507,370	$222,475,539

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended June 30, 2024 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at April 1, 2024	$3,173	$32,804,211	$140,569,841	$(3,340,643)	$492,346	$170,528,928
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(3)	(107,828)	0	0	0	(107,831)
Net income attributable to common shareholders	0	0	5,331,308	0	0	5,331,308
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(171,385)	0	(171,385)
Gain attributable to noncontrolling interest	0	0	0	0	29,191	29,191
Balance at June 30, 2024	$3,170	$32,696,383	$145,901,149	$(3,512,028)	$521,537	$175,610,211

Six Months Ended June 30, 2024 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2024	3,167	32,613,817	131,330,062	(2,720,582)	463,329	161,689,793

Common stock issued during year	10	299,304	0	0	0	299,314
Treasury shares acquired	(7)	(216,738)	0	0	0	(216,745)
Net loss attributable to common shareholders	0	0	14,571,087	0	0	14,571,087
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	(791,446)	0	(791,446)
Gain attributable to noncontrolling interest	0	0	0	0	58,208	58,208
Balance at June 30, 2024	$3,170	$32,696,383	$145,901,149	$(3,512,028)	$521,537	$175,610,211

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities:		(as restated)
Net income	$11,053,296	$14,629,295
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	103,936	(334,449)
Realized investment gains, net	(1,026,768)	(451,590)
Change in fair value of equity securities	(15,033,564)	(17,738,388)
Unrealized trading losses included in income	0	-
Amortization of cost of insurance acquired	307,083	317,908
Provision for deferred income taxes	3,237,621	3,756,282
Depreciation and depletion	757,782	789,739
Stock-based compensation	13,974	299,314
Charges for mortality and administration of universal life and annuity products	(2,703,990)	(2,737,821)
Interest credited to account balances	1,736,139	1,794,213
Change in accrued investment income	124,419	10,282
Change in reinsurance receivables	590,423	697,801
Change in policy liabilities and accruals	(2,112,376)	(2,173,115)
Change in income taxes receivable	(215,485)	24,563
Change in other assets and liabilities, net	(1,146,472)	(325,402)
Net cash used in operating activities	(4,313,982)	(1,441,368)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	5,500,000	5,000,000
Equity securities	3,344,765	4,813,238
Trading securities	0	102,699
Mortgage loans	2,005,832	1,844,701
Notes receivable	403,484	754,667
Real estate	88,151	2,503,900
Policy loans	564,552	680,012
Short-term investments	1,000,000	22,500,000
Total proceeds from investments sold and matured	12,906,784	38,199,217
Cost of investments acquired:
Fixed maturities available for sale	(999,219)	-
Equity securities	(11,149,087)	(7,198,349)
Trading securities	-	(102,699)
Mortgage loans	(985,812)	(2,111,502)
Notes receivable	(1,318,133)	(800,000)
Real estate	(467,299)	(11,396,924)
Policy loans	(423,407)	(488,597)
Short-term investments	-	(950,925)
Total cost of investments acquired	(15,342,957)	(23,048,996)
Net cash (used in) provided by investing activities	(2,436,173)	15,150,221

Cash flows from financing activities:
Policyholder contract deposits	2,052,142	2,049,905
Policyholder contract withdrawals	(1,982,984)	(2,233,320)
Payments of principal on notes payable/line of credit	0	(19,000,000)
Purchase of treasury stock	(203,553)	(216,745)
Net cash used in financing activities	(134,395)	(19,400,160)

Net decrease in cash and cash equivalents	(6,884,550)	(5,691,307)
Cash and cash equivalents at beginning of period	45,263,967	41,185,196
Cash and cash equivalents at end of period	$38,379,417	$35,493,889
See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2025, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company’s results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky limited liability company, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At June 30, 2025, Mr. Correll owns or controls directly and indirectly approximately 69% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2025, there were no additions to or changes in the critical accounting policies disclosed in the 2024 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

June 30, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,346,479	$35,217	$(274,018)	$22,107,678
U.S. special revenue and assessments	7,519,578	0	(116,053)	7,403,525
All other corporate bonds	45,694,332	126,339	(2,208,010)	43,612,661
Total fixed maturities, at fair value	$75,560,389	$161,556	$(2,598,081)	$73,123,864

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$21,354,053	$1,484	$(473,243)	$20,882,294
U.S. special revenue and assessments	7,522,751	0	(288,560)	7,234,191
All other corporate bonds	51,327,728	47,632	(3,011,759)	48,363,601
Total fixed maturities, at fair value	$80,204,532	$49,116	$(3,773,562)	$76,480,086

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

The amortized cost and estimated market value of fixed maturity securities at June 30, 2025, by contractual maturity, is shown below.

Fixed Maturity Securities June 30, 2025	Amortized Cost	Fair Value
Due in one year or less	$6,699,260	$6,669,778
Due after one year through five years	44,430,326	43,965,491
Due after five years through ten years	6,359,292	6,158,735
Due after ten years	18,071,511	16,329,860
Total	$75,560,389	$73,123,864

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

The Company held below investment grade investments with an estimated market value of $0 as of June 30, 2025 and December 31, 2024.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

June 30, 2025	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,499,670	(509)	10,537,535	$(273,509)	12,037,205	$(274,018)
U.S. Special Revenue and Assessments	0	0	7,403,525	(116,053)	7,403,525	(116,053)
All other corporate bonds	0	0	37,433,800	(2,208,010)	37,433,800	(2,208,010)
Total fixed maturities	$1,499,670	(509)	55,374,860	(2,597,572)	56,874,530	$(2,598,081)

December 31, 2024	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$10,022,087	(19,341)	10,360,047	(453,902)	20,382,134	$(473,243)
U.S. special revenue and assessments	0	0	7,234,191	(288,560)	7,234,191	(288,560)
All other corporate bonds	6,457,282	(38,492)	38,176,295	(2,973,267)	44,633,577	(3,011,759)
Total fixed maturities	$16,479,369	(57,833)	55,770,533	(3,715,729)	72,249,902	$(3,773,562)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2025
Fixed maturities	1	33	34
As of December 31, 2024
Fixed maturities	9	33	42

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

Substantially all of the unrealized losses on fixed maturity securities at June 30, 2025 and December 31, 2024 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At June 30, 2025, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at June 30, 2025.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Unrealized appreciation (depreciation) on available-for-sale securities	$(2,436,525)	$(3,724,446)
Deferred income taxes	511,670	782,133
Net unrealized appreciation (depreciation) on available-for-sale securities	$(1,924,855)	$(2,942,313)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $20,741,412 and $21,203,393 at June 30, 2025 and December 31, 2024, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the six months ended June 30, 2025 and 2024, the Company acquired $985,812 and $2,111,502 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The following table summarizes the mortgage loan holdings of the Company:

	June 30, 2025	December 31, 2024
In good standing	$15,277,962	$16,277,981
Total mortgage loans	$15,277,962	$16,277,981

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	June 30, 2025	December 31, 2024
Farm	$316,808	$321,774
Commercial	13,767,017	14,749,509
Residential	1,414,137	1,441,698
Total mortgage loans	15,497,962	16,512,981
Less allowance for credit losses	(220,000)	(235,000)
Total mortgage loans, net	$15,277,962	$16,277,981

There were no  past due loans as of June 30, 2025 and December 31, 2024.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2025 and 2024 the Company acquired $1,318,133 and $800,000 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	June 30, 2025	December 31, 2024
Notes receivable	$13,781,824	$12,867,175
Less allowance for credit losses	(195,000)	(195,000)
Total notes receivable, net	$13,586,824	$12,672,175

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of June 30, 2025 and December 31, 2024 was $55,000 and $50,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credit loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2024	$274,000	250,000	51,000	$575,000
2024 Change in allowance	(39,000)	(55,000)	(1,000)	(95,000)
December 31, 2024	235,000	195,000	50,000	480,000
2025 Change in allowance	(15,000)	0	5,000	(10,000)
June 30, 2025	$220,000	195,000	55,000	$470,000

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the six months ended June 30, 2025, no impairments were recognized on the investment real estate.

The following table provides an allocation of the Company’s investment real estate by type:

	June 30, 2025	December 31, 2024
Raw land	$16,704,842	$16,446,147
Commercial	4,641,843	6,269,217
Residential	1,915,064	1,932,390
Land, minerals and royalty interests	5,022,064	3,967,848
Total investment real estate	$28,283,813	$28,615,602

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of June 30, 2025 and December 31, 2024, investments in oil and gas royalties represented 18% and 20%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2025 and 2024, the Company acquired $467,299 and $11,396,924 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2025 and 2024, the Company acquired $0 and $950,925 in short-term investments.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Realized gains:
Sales of fixed maturities	$412	$-	$412	$-
Sales of equity securities	3,735	285,578	979,504	285,578
Sales of real estate	46,846	128,559	46,846	166,020
Sales of short-term investments	6	0	6	0
Total realized gains	50,999	414,137	1,026,768	451,598
Realized losses:
Sales of equity securities	0	0	0	0
Sales of short-term investments	0	(17)	0	(8)
Total realized losses	0	(17)	0	(8)
Net realized investment gains	50,999	414,120	1,026,768	451,590
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	(1,256,918)	5,362,125	15,033,564	17,738,388
Change in fair value of equity securities	(1,256,918)	5,362,125	15,033,564	17,738,388
Net investment gains	$(1,205,919)	$5,776,245	$16,060,332	$18,189,978
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$365,715	$(224,344)	$1,287,922	$(1,009,232)
Net increase (decrease)	$365,715	$(224,344)	$1,287,922	$(1,009,232)

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
June 30, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,107,678	$0	$0	$22,107,678
U.S. special revenue and assessments	0	7,403,525	0	7,403,525
Corporate securities	0	43,612,661	0	43,612,661
Total fixed maturities	22,107,678	51,016,186	0	73,123,864
Equity securities:
Common stocks	68,294,274	6,018,696	3,253,225	77,566,195
Limited liability companies	0	0	84,389,066	84,389,066
Total equity securities	68,294,274	6,018,696	87,642,291	161,955,261
Short-term investments	989,525	0	0	989,525
Total financial assets	$91,391,477	$57,034,882	$87,642,291	$236,068,650

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$20,882,294	$0	$0	$20,882,294
U.S. special revenue and assessments	0	7,234,191	0	7,234,191
Corporate securities	0	48,363,601	0	48,363,601
Total fixed maturities	20,882,294	55,597,792	0	76,480,086
Equity securities:
Common stocks	59,125,859	5,519,600	3,064,983	67,710,442
Limited liability companies	0	0	82,654,596	82,654,596
Total equity securities	59,125,859	5,519,600	85,719,579	150,365,038
Short-term investments	1,954,687	0	0	1,954,687
Total financial assets	$81,962,840	$61,117,392	$85,719,579	$228,799,811

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At June 30, 2025 and December 31, 2024, the estimated fair value of such investments was $96,830,337 and $84,141,189, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2025.

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

Change in Recurring Fair Value Measurements

The following table presents the changes in Level 3 equity securities measured at fair value on a recurring basis, and the realized and related to the Level 3 equity securities.
		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579
Unrealized gains	188,242	1,734,470	1,922,712
Balance at June 30, 2025	$3,253,225	$84,389,066	$87,642,291

		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Unrealized gains	257,349	21,923,259	22,180,608
Purchases	-	3,741,594	3,741,594
Sales	-	(615,063)	(615,063)
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at June 30, 2025 and December 31, 2024 may include changes in fair value that were attributable to both observable and unobservable inputs.
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

Financial Assets	Fair Value at June 30, 2025	Fair Value at December 31, 2024	Valuation Technique
Common stocks	$3,253,225	$3,064,983	Pricing Model
Limited liability companies	84,389,066	82,654,596	Pricing Model
Total	$87,642,291	$85,719,579

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at June 30, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Redeemable
Limited partnership	$51,295,312	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	4,755,415	3,637,482	n/a	n/a
Limited partnerships	40,779,610	1,401,449	n/a	n/a
Total	$96,830,337	$5,038,931

Investment Category	Fair Value at December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Redeemable
Limited partnership	$52,518,353	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	4,802,917	2,100,000	n/a	n/a
Limited partnerships	26,819,919	2,025,771	n/a	n/a
Total	$84,141,189	$4,125,771

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
Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at June 30, 2025 or December 31, 2024.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
June 30, 2025	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	20,741,412	20,741,412	0	0	20,741,412
Mortgage loans on real estate	15,277,962	14,650,321	0	0	14,650,321
Notes receivable	13,586,824	13,642,753	0	0	13,642,753
Policy loans	5,551,422	5,551,422	0	0	5,551,422
Accrued investment income	1,139,997	1,139,997	0	0	1,139,997

Liabilities
Policy claims and benefits payable	3,547,025	3,547,025	0	0	3,547,025
Dividend and endowment accumulations	14,595,585	14,595,585	0	0	14,595,585

	Carrying	Estimated
December 31, 2024	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	21,203,393	21,203,393	0	0	21,203,393
Mortgage loans on real estate	16,277,981	15,532,707	0	0	15,532,707
Notes receivable	12,672,175	12,750,201	0	0	12,750,201
Policy loans	5,692,565	5,692,565	0	0	5,692,565
Accrued investment income	1,264,416	1,264,416	0	0	1,264,416

Liabilities
Policy claims and benefits payable	3,847,214	3,847,214	0	0	3,847,214
Dividend and endowment accumulations	14,628,119	14,628,119	0	0	14,628,119

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

The carrying amounts reported for policy claims and benefits payable approximates fair value.

The carrying value for dividend and endowment accumulations approximates fair value.

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2024	Borrowings	Repayments	June 30, 2025
Line of Credit:
UG - CMA	10/21/2021	10/3/2025	25,000,000	0	0	0	0

During October of 2024, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,711,264.

Note 6 – Shareholders’ Equity

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $26 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2025, the Company repurchased 6,169 shares through the stock repurchase program for $203,553. Through June 30, 2025, UTG has spent $21,043,106 in the acquisition of 1,386,989 shares under this program.

During 2025, the Company issued 481 shares of stock to management and employees as compensation at a cost of $13,974. These awards are determined at the discretion of the Board of Directors.

Earnings Per Share Calculations

Earnings per share are based on the weighted average number of common shares outstanding during each period.  For the six months ended June 30, 2025 and 2024, diluted earnings per share were the same as basic earnings per share since the Company had no dilutive instruments outstanding.

Stock Option Plan

On March 26, 2025, the Company’s Board of Directors approved the UTG, Inc. 2025 Stock Option Plan (the “Plan”) and agreed to recommend the shareholders vote in favor of the Plan. On June 27, 2025, the Company’s shareholders approved the Stock Option Plan which provides for the grant of qualified incentive stock options and nonqualified stock options to employees, directors, consultants and advisors.

The Company has reserved for issuance, an aggregate of 300,000 shares of common stock under the Plan. As of June 30, 2025, no shares have been granted, and 300,000 shares remained under the Plan for future issuance.

The purpose of the Plan is to enable UTG to attract and retain the types of employees, officers, directors, consultants, and advisors who will contribute to UTG long-range success and to promote the successes of UTG’s business through the award of options to purchase shares of common stock of UTG.

The Company’s Compensation Committee will administer the Plan with respect to individuals the Board has identified as “Designated Executives” and by the Board with respect to all others eligible to participate in the Plan. The Compensation Committee and the Board are known as the “Governing Committee” of the Plan.

The Company did not grant any stock options during the six months ended June 30, 2025. The Company does not currently maintain a formal policy or practice regarding the timing of options in relation to the release of material nonpublic information (“MNPI”), as such, option awards are not part of its executive compensation program. The Company has not timed the disclosure of MNPI for the purpose of affecting the value of executive compensation.

No option shall be exercised less than 6 months or more than 10 years after the date such option is granted. The Plan will terminate 10 years from the date of approval by shareholders, unless previously terminated by the Board. After the Plan is terminated, no awards of stock options may be granted but stock options previously awarded will remain outstanding in accordance with their applicable terms and conditions and the Plan’s terms and conditions.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $- and $745,561 at June 30, 2025 and December 31, 2024, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $2,750,000 and $3,250,000 at June 30, 2025 and December 31, 2024, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $12,970,598 and $14,316,279 at June 30, 2025 and December 31, 2024, respectively.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	June 30,
	2025	2024
Interest	$0	$0
Federal income tax	300,000	70,000

	Six Months Ended
	June 30,
	2025	2024
Interest	$-	$23,169
Federal income tax	300,000	70,000

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2025 and 2024, approximately 51% and 51%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at June 30, 2025 and  December 31, 2024, respectively.  Insurance ceded represented 49% and 32% of premium income for the six months ended June 30, 2025 and 2024, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 33% and 34% of the Company’s total invested assets as of June 30, 2025 and December 31, 2024, respectively. The following table provides an allocation of the oil and gas investments by type.

June 30, 2025	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,072,270	$1,072,270
Equity securities, at fair value	124,720,069	0	124,720,069
Equity securities, at cost	4,360,602	0	4,360,602
Investment real estate	5,022,064	0	5,022,064
Notes receivable	1,875,000	0	1,875,000
Total	$135,977,735	$1,072,270	$137,050,005

December 31, 2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,068,400	$1,068,400
Equity securities, at fair value	124,155,007	0	124,155,007
Equity securities, at cost	4,863,572	0	4,863,572
Investment real estate	5,677,061	0	5,677,061
Notes receivable	1,875,000	0	1,875,000
Total	$136,570,640	$1,068,400	$137,639,040

At June 30, 2025 and December 31, 2024, the Company owned 4 equity securities that represented approximately 81% and 81%, respectively, of the total investments associated with the oil and gas industry.

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

To improve the consistency and comparability of the 2024 quarterly condensed consolidated financial statements, Management will revise the June 30, 2024 condensed consolidated financial statements and related disclosures to correct the error.

	As Previously
June 30, 2024	Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net investment income	$7,344,510	$(64,661)	$7,279,849
Change in fair value of equity securities	18,869,400	(1,131,012)	17,738,388
Income tax expense (benefit)	3,992,912	(142,067)	3,850,845
Net income attributable to common shareholders	15,624,693	(1,053,606)	14,571,087
Basic income per share	4.93	(0.33)	4.60
Diluted income per share	4.93	(0.33)	4.60

Consolidated Statements of Comprehensive Income (Loss)
Net income	$15,682,901	$(1,053,606)	$14,629,295
Unrealized holding gains (losses) arising during the period, pre-tax	(2,204,904)	1,195,672	(1,009,232)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	468,878	(251,092)	217,786
Unrealized holding gains (losses) during period, net of tax	(1,736,026)	944,580	(791,446)
Subtotal: Other comprehensive income (loss), net of tax	(1,736,026)	944,580	(791,446)

Consolidated Statements of Cash Flows
Net income	$15,682,901	$(1,053,606)	$14,629,295
Accretion of investments	(399,110)	64,661	(334,449)
Change in fair value of equity securities	(18,869,400)	1,131,012	(17,738,388)
Change in deferred income taxes	3,898,349	(142,067)	3,756,282

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

During the six-months ended June 30, 2025, there were no additions to or changes in the critical accounting policies disclosed in the 2024 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $11.0 million and $14.6 million for the six-month period ended June 30, 2025 and 2024, and net income (loss) attributable to common shareholders of approximately ($1.8) million and $5.3 million for the three-month period ended June 30, 2025 and 2024, respectively.

Revenues

For the six-month period ended June 30, 2025, the Company reported total revenues of approximately $25.3 million and for the same period in 2024 total revenues of approximately $28.5 million. The Company reported total revenues of approximately $3.4 million and $11.6 million for the three-month period ended June 30, 2025 and 2024, respectively.

The variance in total revenue between second quarter 2025 and 2024 is primarily the result of the change in the fair value of equity securities. The Company reported a second quarter 2025 loss in the change in the fair value of equity securities of approximately ($1.3) million and a year-to-date 2025 gain of approximately $15.0 million. In 2024, the Company reported a second quarter gain in the change in the fair value of equity securities of approximately $5.4 million and a year-to-date gain of approximately $17.7 million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $9.2 million and $10.3 million for the six-month-period ended June 30, 2025 and 2024, respectively. The Company reported $4.6 million and $5.8 million of revenue before net investment gains (losses) for the second quarter of 2025 and 2024, respectively. The decrease in the 2025 results, when compared to 2024, is the result of a decrease in net investment income in the second quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net investment income	$3,480,217	$4,326,467	$6,598,953	$7,279,849
Net investment gains	$50,999	$414,120	$1,026,768	$451,590
Change in fair value of equity securities	$(1,256,918)	$5,362,125	$15,033,564	$17,738,388

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Fixed maturities available for sale	$666,237	$610,815	$1,354,767	$1,338,385
Held to maturity redeemable preferred stock	41,171	41,171	81,890	82,342
Equity securities	952,949	1,114,329	1,678,556	1,709,707
Trading securities	-	7,301	-	-
Mortgage loans	238,362	209,405	459,289	418,261
Real estate	1,947,978	2,411,441	3,613,100	4,166,282
Notes receivable	259,748	319,262	570,677	630,684
Policy loans	104,637	113,694	196,143	214,652
Short-term investments	12,432	157,910	34,838	490,515
Cash and cash equivalents	350,248	478,120	754,892	782,947
Total consolidated investment income	4,573,762	5,463,448	8,744,152	9,833,775
Investment expenses	(1,093,545)	(1,136,981)	(2,145,199)	(2,553,926)
Consolidated net investment income	$3,480,217	$4,326,467	$6,598,953	$7,279,849

Net investment income represented 71% and 70% of the Company's revenue before net investment gains (losses) as of June 30, 2025 and 2024, respectively. For the second quarter ended June 30, net investment income represented 76% and 74% of revenue before net investment gains (losses) for 2025 and 2024, respectively.  When comparing current and prior year results, net investment income was comparable in most of the investment categories outside of the real estate, cash, and short term investment portfolios.

The earnings reported by the real estate investments represented 41% and 42% of total consolidated investment income reported by the Company during the six months ended June 30, 2025 and 2024, respectively. The decrease in earnings in this category is mainly the result of two real estate investments. In 2024, one investment related to timber received an income distribution of $235,000 and another investment related to oil and gas received a distribution of $230,000.

In the second half of 2024, the Federal Open Market Committee (“FOMC”) cut the interest rate 3 times for a total of 1% making the current rate 4.50%. The Company anticipates a similar decline in earnings on cash balances and any new investments that are acquired as investments mature.

The earnings reported by the cash and short term investments represented 9% and 13% of the total consolidated investment income reported by the Company during the six months ended June 30, 2025 and 2024, respectively. The decrease in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from decreased interest rates received from banks and other deposit institutions due to FOMC rate changes. With the 2024 rate declines of 1%, the Company anticipates experiencing a similar decline in earnings on cash balances going forward.

The following table reflects net investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed maturities available for sale	$412	$0	$412	$0
Equity securities	3,735	285,578	979,504	285,578
Real estate	46,846	128,559	46,846	166,020
Short-term investments	6	(17)	6	(8)
Consolidated net realized investment gains	50,999	414,120	1,026,768	451,590
Change in fair value of equity securities	(1,256,918)	5,362,125	15,033,564	17,738,388
Net investment gains (losses)	$(1,205,919)	$5,776,245	$16,060,332	$18,189,978

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In 2025, the sale of two equity securities represents all the realized investment gains from equity securities.

In 2025, the Company reported realized gains on real estate of $46,846.  This was the result of the sale of one small parcel of property located in Kentucky.

The Company reported a year-to-date 2025 change in the fair value of equity securities of approximately $15.0 million, and a second quarter loss of approximately ($1.3) million. In 2024, The Company reported a year-to-date change in the fair value of equity securities of approximately $17.7 million, and a second quarter gain of approximately $5.4 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

In 2025 and 2024, the Company saw mostly positive results in its equity investments. One equity investment caused a second quarter decline in 2025, but overall, there have been positive results year-to-date. Equity investments primarily in the oil and gas area represent almost all the unrealized gains reported in 2025 and 2024.  Periodic pull backs and rallies are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $10.9 million for the ended June 30, 2025, an increase of approximately 9% from the same period in 2024. Benefits, claims and settlement expenses represented approximately 60% and 55% of the Company's total expenses for the six month periods ended June 30, 2025 and 2024, respectively. The other major expense category of the Company is operating expenses, which represented approximately 37% and 42% of the Company's total expenses for the six month periods ended June 30, 2025 and 2024, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were up approximately 18% when comparing the six months ended June 30, 2025, and 2024. When comparing second quarter 2025 and 2024 results, life benefits, claims and settlement expenses were up approximately 26%. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses decreased approximately 3% in the six-month period ended  June 30, 2025  as compared to the same period in 2024. All expense categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of June 30, 2025, and December 31, 2024:

June 30, 2025	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$73,123,864	17%	14%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	258,785,598	61%	53%
Equity securities, at cost	20,741,412	5%	4%
Mortgage loans	15,277,962	4%	3%
Real estate	28,283,813	7%	6%
Notes receivable	13,586,824	3%	3%
Policy loans	5,551,422	1%	1%
Short-term investments	989,525	1%	1%
Total investments	$418,840,420	100%	86%

December 31, 2024	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$76,480,086	19%	16%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	234,506,227	59%	49%
Equity securities, at cost	21,203,393	5%	4%
Mortgage loans	16,277,981	4%	3%
Real estate	28,615,602	7%	6%
Notes receivable	12,672,175	3%	3%
Policy loans	5,692,565	1%	1%
Short-term investments	1,954,687	1%	1%
Total investments	$399,902,716	100%	84%

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

The Company’s total investments represented 86% and 84% of the Company’s total assets as of June 30, 2025, and December 31, 2024, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 85% and 84%, of the total investments during 2025 and 2024, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $1,017,000 and ($791,000) as of June 30, 2025 and 2024, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity increased by approximately 5.6% as of June 30, 2025, compared to December 31, 2024. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company and by the increase in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of June 30, 2025, and December 31, 2024, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of June 30, 2025, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2024, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.7 million as of June 30, 2025. The Company has no outstanding borrowings on the CMA at June 30, 2025 nor had any borrowing activity during 2025.

Consolidated Liquidity

Cash used in operating activities was approximately $4.3 million in 2025 and cash used in operating activities was approximately $1.4 million in 2024. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2025, the Company’s investing activities used net cash of approximately $2.4 million and provided net cash of approximately $15.2 million in 2024. The Company recognized proceeds of approximately $12.9 million and $38.2 million from investments sold and matured in 2025 and 2024, respectively.  The Company used approximately $15.3 million and $23.0 million to acquire investments during 2025 and 2024, respectively.  The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $134,000 and $19.4 million during 2025 and 2024, respectively. As of June 30, 2025 and 2024, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $38.4 million and $45.3 million as of June 30, 2025 and December 31, 2024, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $73.1 million at June 30, 2025. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
**101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

**104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	August 12, 2025	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	August 12, 2025	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)