Form 10-Q
period 2025-09-30
UTG INC
filed 2025-11-14
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2025 was 3,143,768.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $74,481,166 and $80,204,532)	$72,580,408	$76,480,086
Held to maturity redeemable preferred stock, at amortized cost	2,000,000	2,500,000
Equity securities, at fair value (cost $127,233,960 and $117,599,471)	269,865,357	234,506,227
Equity securities, at cost	20,532,611	21,203,393
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $215,000 and $235,000)	14,550,203	16,277,981
Investment real estate, net	28,061,478	28,615,602
Notes receivable (net of credit loss reserve of $85,000 and $195,000)	5,540,393	12,672,175
Policy loans	5,484,237	5,692,565
Short-term investments	999,887	1,954,687
Total investments	419,614,574	399,902,716

Cash and cash equivalents	49,451,471	45,263,967
Accrued investment income	1,152,392	1,264,416
Reinsurance receivables:
Future policy benefits	23,188,708	23,525,945
Policy claims and other benefits	4,258,824	4,480,091
Cost of insurance acquired	940,456	1,401,081
Income tax receivable	0	790,608
Other assets	999,551	317,981
Total assets	$499,605,976	$476,946,805

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$214,442,546	$218,284,203
Policy claims and benefits payable	3,399,441	3,847,214
Other policyholder funds	178,122	181,541
Dividend and endowment accumulations	14,526,389	14,628,119
Income taxes payable	688	0
Deferred income taxes	27,948,559	23,072,061
Other liabilities	6,228,068	6,339,303
Total liabilities	266,723,813	266,352,441

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,144,771 and 3,157,765 shares outstanding	3,145	3,159
Additional paid-in capital	31,966,004	32,442,486
Retained earnings	201,888,749	180,631,577
Accumulated other comprehensive loss	(1,501,599)	(2,942,313)
Total UTG shareholders' equity	232,356,299	210,134,909
Noncontrolling interest	525,864	459,455
Total shareholders' equity	232,882,163	210,594,364
Total liabilities and shareholders' equity	$499,605,976	$476,946,805

* Balance sheet audited at December 31, 2024.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenue:		(as restated)		(as restated)
Premiums and policy fees	$1,777,512	$1,819,591	$5,538,016	$5,745,549
Ceded reinsurance premiums and policy fees	(630,538)	(448,154)	(1,901,005)	(1,480,737)
Net investment income	4,007,288	3,553,881	10,606,241	10,833,730
Other income	65,292	31,631	213,573	186,600
Revenue before net investment gains (losses)	5,219,554	4,956,949	14,456,825	15,285,142
Net investment gains (losses):
Other realized investment gains, net	1,438,307	1,668,652	2,465,075	2,120,242
Change in fair value of equity securities	10,691,078	33,789,545	25,724,642	51,527,933
Total net investment gains (losses)	12,129,385	35,458,197	28,189,717	53,648,175
Total revenue	17,348,939	40,415,146	42,646,542	68,933,317

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	2,803,113	3,817,317	9,575,510	10,056,490
Ceded reinsurance benefits and claims	(392,861)	(536,745)	(1,240,892)	(1,885,615)
Annuity	251,372	258,186	745,551	762,278
Dividends to policyholders	58,374	59,844	216,012	221,219
Commissions and amortization of deferred policy acquisition costs	(30,851)	(31,905)	(83,926)	(87,390)
Amortization of cost of insurance acquired	153,542	158,953	460,625	476,861
Operating expenses	1,973,282	1,979,928	6,065,262	6,188,166
Interest expense	0	0	0	11,600
Total benefits and other expenses	4,815,971	5,705,578	15,738,142	15,743,609

Income (loss) before income taxes	12,532,968	34,709,568	26,908,400	53,189,708
Income tax expense (benefit)	2,262,683	7,232,872	5,584,819	11,083,717

Net income (loss)	10,270,285	27,476,696	21,323,581	42,105,991

Net income attributable to noncontrolling interests	(18,494)	(21,773)	(66,409)	(79,981)

Net income (loss) attributable to common shareholders	$10,251,791	$27,454,923	$21,257,172	$42,026,010

Amounts attributable to common shareholders
Basic income (loss) per share	$3.26	$8.67	$6.74	$13.26

Diluted income (loss) per share	$3.25	$8.67	$6.74	$13.26

Basic weighted average shares outstanding	3,148,721	3,166,722	3,152,982	3,168,376

Diluted weighted average shares outstanding	3,149,650	3,166,722	3,153,438	3,168,376

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
		(as restated)		(as restated)
Net income (loss)	$10,270,285	$27,476,696	$21,323,581	$42,105,991

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	535,767	2,403,709	1,823,689	1,394,477
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(112,511)	(504,779)	(382,975)	(286,993)
Unrealized holding gains (losses) arising during period, net of tax	423,256	1,898,930	1,440,714	1,107,484

Less reclassification adjustment for gains included in net income (loss)	0	0	0	0
Tax expense for gains included in net income (loss)	0	0	0	0
Reclassification adjustment for gains included in net income (loss), net of tax	0	0	0	0

Subtotal: Other comprehensive income (loss), net of tax	423,256	1,898,930	1,440,714	1,107,484

Comprehensive income (loss)	10,693,541	29,375,626	22,764,295	43,213,475

Less comprehensive income attributable to noncontrolling interests	(18,494)	(21,773)	(66,409)	(79,981)

Comprehensive income (loss) attributable to UTG, Inc.	$10,675,047	$29,353,853	$22,697,886	$43,133,494

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at July 1, 2025	$3,152	$32,252,914	$191,636,958	$(1,924,855)	$507,370	$222,475,539
Common stock issued during year	0	0	0	0	0	0
Treasury shares acquired	(7)	(316,306)	0	0	0	(316,313)
Stock-based compensation expense	0	29,396	0	0	0	29,396
Net loss attributable to common shareholders	0	0	10,251,791	0	0	10,251,791
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	423,256	0	423,256
Gain attributable to noncontrolling interest	0	0	0	0	18,494	18,494
Balance at September 30, 2025	$3,145	$31,966,004	$201,888,749	$(1,501,599)	$525,864	$232,882,163

Nine Months Ended September 30, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2025	$3,159	$32,442,486	$180,631,577	$(2,942,313)	$459,455	$210,594,364
Common stock issued during year	1	13,973	0	0	0	13,974
Treasury shares acquired	(15)	(519,851)	0	0	0	(519,866)
Stock-based compensation expense	0	29,396	0	0	0	29,396
Net income attributable to common shareholders	0	0	21,257,172	0	0	21,257,172
Unrealized holding gain on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	1,440,714	0	1,440,714
Gain attributable to noncontrolling interest	0	0	0	0	66,409	66,409
Balance at September 30, 2025	$3,145	$31,966,004	$201,888,749	$(1,501,599)	$525,864	$232,882,163

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended September 30, 2024 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at July 1, 2024	$3,170	$32,696,383	$145,901,149	$(3,512,028)	$521,537	$175,610,211
Common stock issued during year	2	49,996	0	0	0	49,998
Treasury shares acquired	(4)	(109,982)	0	0	0	(109,986)
Net income attributable to common shareholders	0	0	27,454,923	0	0	27,454,923
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	1,898,930	0	1,898,930
Gain attributable to noncontrolling interest	0	0	0	0	21,773	21,773
Balance at September 30, 2024	$3,168	$32,636,397	$173,356,072	$(1,613,098)	$543,310	$204,925,849

Nine Months Ended September 30, 2024 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance at January 1, 2024	3,167	32,613,817	131,330,062	(2,720,582)	463,329	161,689,793

Common stock issued during year	12	349,300	0	0	0	349,312
Treasury shares acquired	(11)	(326,720)	0	0	0	(326,731)
Net loss attributable to common shareholders	0	0	42,026,010	0	0	42,026,010
Unrealized holding loss on securities net of noncontrolling interest and reclassification adjustment and taxes	0	0	0	1,107,484	0	1,107,484
Gain attributable to noncontrolling interest	0	0	0	0	79,981	79,981
Balance at September 30, 2024	$3,168	$32,636,397	$173,356,072	$(1,613,098)	$543,310	$204,925,849

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities:		(as restated)
Net income	$21,323,581	$42,105,991
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	167,427	(354,650)
Realized investment gains, net	(2,465,075)	(2,120,242)
Change in fair value of equity securities	(25,724,642)	(51,527,933)
Amortization of cost of insurance acquired	460,625	476,861
Provision for deferred income taxes	4,493,523	10,261,084
Depreciation and depletion	1,030,116	1,408,204
Stock-based compensation	43,370	349,312
Charges for mortality and administration of universal life and annuity products	(4,049,319)	(4,115,148)
Interest credited to account balances	2,596,994	2,682,616
Change in accrued investment income	112,024	518,533
Change in reinsurance receivables	558,504	422,464
Change in policy liabilities and accruals	(2,836,731)	(2,126,806)
Change in income taxes receivable	791,296	752,633
Change in other assets and liabilities, net	(922,795)	714,891
Net cash used in operating activities	(4,421,102)	(552,190)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	9,000,000	5,000,000
Equity securities	5,413,297	10,408,667
Trading securities	0	102,699
Mortgage loans	3,045,567	2,402,495
Notes receivable	8,809,914	1,103,360
Real estate	88,151	3,098,290
Policy loans	825,921	864,973
Short-term investments	1,000,000	22,500,000
Total proceeds from investments sold and matured	28,182,850	45,480,484
Cost of investments acquired:
Fixed maturities available for sale	(2,998,850)	0
Equity securities	(11,959,192)	(10,882,905)
Trading securities	0	(102,699)
Mortgage loans	(1,287,789)	(5,301,867)
Notes receivable	(1,568,133)	(800,000)
Real estate	(517,299)	(11,603,519)
Policy loans	(617,592)	(658,774)
Short-term investments	0	(950,925)
Total cost of investments acquired	(18,948,855)	(30,300,689)
Net cash (used in) provided by investing activities	9,233,995	15,179,795

Cash flows from financing activities:
Policyholder contract deposits	3,003,686	3,056,728
Policyholder contract withdrawals	(3,109,209)	(3,534,666)
Payments of principal on notes payable/line of credit	0	(19,000,000)
Purchase of treasury stock	(519,866)	(326,731)
Net cash used in financing activities	(625,389)	(19,804,669)

Net decrease in cash and cash equivalents	4,187,504	(5,177,064)
Cash and cash equivalents at beginning of period	45,263,967	41,185,196
Cash and cash equivalents at end of period	$49,451,471	$36,008,132
See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2025, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The Company’s results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky limited liability company, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chairman of the Board of Directors, Chief Executive Officer, President, and a Director of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2025, Mr. Correll owns or controls directly and indirectly approximately 69% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2025, there were no additions to or changes in the critical accounting policies disclosed in the 2024 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

September 30, 2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,343,569	$50,030	$(203,637)	$22,189,962
U.S. special revenue and assessments	7,517,959	0	(83,125)	7,434,834
All other corporate bonds	44,619,638	128,802	(1,792,828)	42,955,612
Total fixed maturities, at fair value	$74,481,166	$178,832	$(2,079,590)	$72,580,408

Held to maturity redeemable preferred stock, at amortized cost	$2,000,000	$0	$0	$2,000,000

December 31, 2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and govt. agencies and authorities	$21,354,053	$1,484	$(473,243)	$20,882,294
U.S. special revenue and assessments	7,522,751	0	(288,560)	7,234,191
All other corporate bonds	51,327,728	47,632	(3,011,759)	48,363,601
Total fixed maturities, at fair value	$80,204,532	$49,116	$(3,773,562)	$76,480,086

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

The amortized cost and estimated market value of fixed maturity securities at September 30, 2025, by contractual maturity, is shown below.

Fixed Maturity Securities September 30, 2025	Amortized Cost	Fair Value
Due in one year or less	$13,643,211	$13,505,266
Due after one year through five years	37,603,807	37,484,187
Due after five years through ten years	8,571,564	8,205,265
Due after ten years	14,662,584	13,385,690
Total	$74,481,166	$72,580,408

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

The Company held below investment grade investments with an estimated market value of $0 as of September 30, 2025 and December 31, 2024.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

September 30, 2025	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$1,500,000	(24)	8,606,802	$(203,613)	10,106,802	$(203,637)
U.S. Special Revenue and Assessments	0	0	7,434,834	(83,125)	7,434,834	(83,125)
All other corporate bonds	0	0	35,752,035	(1,792,828)	35,752,035	(1,792,828)
Total fixed maturities	$1,500,000	(24)	51,793,671	(2,079,566)	53,293,671	$(2,079,590)

December 31, 2024	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$10,022,087	(19,341)	10,360,047	(453,902)	20,382,134	$(473,243)
U.S. special revenue and assessments	0	0	7,234,191	(288,560)	7,234,191	(288,560)
All other corporate bonds	6,457,282	(38,492)	38,176,295	(2,973,267)	44,633,577	(3,011,759)
Total fixed maturities	$16,479,369	(57,833)	55,770,533	(3,715,729)	72,249,902	$(3,773,562)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2025
Fixed maturities	1	30	31
As of December 31, 2024
Fixed maturities	9	33	42

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

Substantially all of the unrealized losses on fixed maturity securities at September 30, 2025 and December 31, 2024 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At September 30, 2025, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at September 30, 2025.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in accumulated other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Unrealized appreciation (depreciation) on available-for-sale securities	$(1,900,758)	$(3,724,446)
Deferred income taxes	399,159	782,133
Net unrealized appreciation (depreciation) on available-for-sale securities	$(1,501,599)	$(2,942,313)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $20,532,611 and $21,203,393 at September 30, 2025 and December 31, 2024, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the nine months ended September 30, 2025 and 2024, the Company acquired $1,287,789 and $5,301,867 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The following table summarizes the mortgage loan holdings of the Company:

	September 30, 2025	December 31, 2024
In good standing	$14,550,203	$16,277,981
Total mortgage loans	$14,550,203	$16,277,981

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	September 30, 2025	December 31, 2024
Farm	$316,808	$321,774
Commercial	13,047,782	14,749,509
Residential	1,400,613	1,441,698
Total mortgage loans	14,765,203	16,512,981
Less allowance for credit losses	(215,000)	(235,000)
Total mortgage loans, net	$14,550,203	$16,277,981

There were no  past due loans as of September 30, 2025 and December 31, 2024.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2025 and 2024 the Company acquired $1,568,133 and $800,000 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	September 30, 2025	December 31, 2024
Notes receivable	$5,625,393	$12,867,175
Less allowance for credit losses	(85,000)	(195,000)
Total notes receivable, net	$5,540,393	$12,672,175

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of September 30, 2025 and December 31, 2024 was $30,000 and $50,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credit loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2024	$274,000	250,000	51,000	$575,000
2024 Change in allowance	(39,000)	(55,000)	(1,000)	(95,000)
December 31, 2024	235,000	195,000	50,000	480,000
2025 Change in allowance	(20,000)	(110,000)	(20,000)	(150,000)
September 30, 2025	$215,000	85,000	30,000	$330,000

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine months ended September 30, 2025, no impairments were recognized on the investment real estate.

The following table provides an allocation of the Company’s investment real estate by type:

	September 30, 2025	December 31, 2024
Raw land	$16,754,842	$16,446,147
Commercial	6,293,720	6,269,217
Residential	1,906,405	1,932,390
Land, minerals and royalty interests	3,106,511	3,967,848
Total investment real estate	$28,061,478	$28,615,602

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2025 and December 31, 2024, investments in oil and gas royalties represented 17% and 20%, respectively, of the total investment real estate portfolio.  See Note 9 – Concentrations of Credit Risk of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2025 and 2024, the Company acquired $517,299 and $11,603,519 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2025 and 2024, the Company acquired $0 and $950,925 in short-term investments.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Realized gains:
Sales of fixed maturities	$0	$0	$412	$0
Sales of equity securities	1,438,307	1,668,655	2,417,811	1,954,233
Sales of real estate	0	0	46,846	166,020
Sales of short-term investments	0	0	6	0
Total realized gains	1,438,307	1,668,655	2,465,075	2,120,253
Realized losses:
Sales of short-term investments	0	(3)	0	(11)
Total realized losses	0	(3)	0	(11)
Net realized investment gains	1,438,307	1,668,652	2,465,075	2,120,242
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	10,691,078	33,789,545	25,724,642	51,527,933
Change in fair value of equity securities	10,691,078	33,789,545	25,724,642	51,527,933
Net investment gains (losses)	$12,129,385	$35,458,197	$28,189,717	$53,648,175
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$535,767	$2,403,709	$1,823,689	$1,394,477
Net increase (decrease)	$535,767	$2,403,709	$1,823,689	$1,394,477

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:
September 30, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,189,962	$0	$0	$22,189,962
U.S. special revenue and assessments	0	7,403,525	0	7,403,525
Corporate securities	0	43,612,661	0	43,612,661
Total fixed maturities	22,189,962	50,390,446	0	72,580,408
Equity securities:
Common stocks	75,731,815	5,650,942	3,316,660	84,699,417
Limited liability companies	0	0	86,498,290	86,498,290
Total equity securities	75,731,815	5,650,942	89,814,950	171,197,707
Short-term investments	999,887	0	0	999,887
Total financial assets	$98,921,664	$56,041,388	$89,814,950	$244,778,002

December 31, 2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$20,882,294	$0	$0	$20,882,294
U.S. special revenue and assessments	0	7,234,191	0	7,234,191
Corporate securities	0	48,363,601	0	48,363,601
Total fixed maturities	20,882,294	55,597,792	0	76,480,086
Equity securities:
Common stocks	59,125,859	5,519,600	3,064,983	67,710,442
Limited liability companies	0	0	82,654,596	82,654,596
Total equity securities	59,125,859	5,519,600	85,719,579	150,365,038
Short-term investments	1,954,687	0	0	1,954,687
Total financial assets	$81,962,840	$61,117,392	$85,719,579	$228,799,811

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At September 30, 2025 and December 31, 2024, the estimated fair value of such investments was $98,667,650 and $84,141,189, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2025.

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

Change in Recurring Fair Value Measurements

The following table presents the changes in Level 3 equity securities measured at fair value on a recurring basis, and the realized and unrealized gains related to the Level 3 equity securities.

		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579
Unrealized gains	251,677	3,843,694	4,095,371
Balance at September 30, 2025	$3,316,660	$86,498,290	$89,814,950

		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Unrealized gains	257,349	21,923,259	22,180,608
Purchases	-	3,741,594	3,741,594
Sales	-	(615,063)	(615,063)
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at September 30, 2025 and December 31, 2024 may include changes in fair value that were attributable to both observable and unobservable inputs.
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

Financial Assets	Fair Value at September 30, 2025	Fair Value at December 31, 2024	Valuation Technique
Common stocks	$3,316,660	$3,064,983	Pricing Model
Limited liability companies	86,498,290	82,654,596	Pricing Model
Total	$89,814,950	$85,719,579

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

Investment Category	Fair Value at September 30, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Redeemable
Limited partnership	$51,302,122	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	6,341,530	3,637,482	n/a	n/a
Limited partnerships	41,023,998	1,401,449	n/a	n/a
Total	$96,830,337	$5,038,931

Investment Category	Fair Value at December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Redeemable
Limited partnership	$52,518,353	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	4,802,917	2,100,000	n/a	n/a
Limited partnerships	26,819,919	2,025,771	n/a	n/a
Total	$84,141,189	$4,125,771

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
Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. The Company did not recognize any re-measurements or impairments of financial instruments at September 30, 2025 or December 31, 2024.
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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2025	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,000,000	2,000,000	0	0	2,000,000
Equity securities, at cost	20,532,611	20,532,611	0	0	20,532,611
Mortgage loans on real estate	14,550,203	13,981,294	0	0	13,981,294
Notes receivable	5,540,393	5,446,416	0	0	5,446,416
Policy loans	5,484,237	5,484,237	0	0	5,484,237
Accrued investment income	1,152,392	1,152,392	0	0	1,152,392

Liabilities
Policy claims and benefits payable	3,399,441	3,399,441	0	0	3,399,441
Dividend and endowment accumulations	14,526,389	14,526,389	0	0	14,526,389

	Carrying	Estimated
December 31, 2024	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	2,500,000	0	0	2,500,000
Equity securities, at cost	21,203,393	21,203,393	0	0	21,203,393
Mortgage loans on real estate	16,277,981	15,532,707	0	0	15,532,707
Notes receivable	12,672,175	12,750,201	0	0	12,750,201
Policy loans	5,692,565	5,692,565	0	0	5,692,565
Accrued investment income	1,264,416	1,264,416	0	0	1,264,416

Liabilities
Policy claims and benefits payable	3,847,214	3,847,214	0	0	3,847,214
Dividend and endowment accumulations	14,628,119	14,628,119	0	0	14,628,119

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

The carrying amounts reported for policy claims and benefits payable approximates fair value.

The carrying value for dividend and endowment accumulations approximates fair value.

Note 5 – Credit Arrangements

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2024	Borrowings	Repayments	September 30, 2025
Line of Credit:
UG - CMA	10/21/2021	10/2/2026	25,000,000	0	0	0	0

During October of 2025, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,737,717.

Note 6 – Shareholders’ Equity

During 2025, the Company issued 481 shares of stock to management and employees as compensation at a cost of $13,974 These awards are determined at the discretion of the Board of Directors.

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $26 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2025, the Company repurchased $$13,475 shares through the stock repurchase program for $519,866. Through September 30, 2025, UTG has spent $21,359,421 in the acquisition of 1,394,295 shares under this program.

Earnings Per Share Calculations

Basic earnings per share (“EPS”) are based on the weighted average number of common shares outstanding during each period. Diluted EPS is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during each period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

The components of basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic weighted average shares outstanding	3,148,721	3,166,722	3,152,982	3,168,376
Dilutive effect of stock options	929	0	456	0
Diluted weighted average shares outstanding	3,149,650	3,166,722	3,153,438	3,168,376

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

The Company has reserved for issuance, an aggregate of 300,000 shares of common stock under the Plan. As of September 30, 2025, 96,250 shares have been granted, and 203,750 shares remained under the Plan for future issuance.

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

No option shall be exercised more than 10 years after the date such option is granted. The Plan will terminate 10 years from the date of approval by shareholders, unless previously terminated by the Board. After the Plan is terminated, no awards of stock options may be granted but stock options previously awarded will remain outstanding in accordance with their applicable terms and conditions and the Plan’s terms and conditions.

The exercise price of incentive stock options granted under the Plan must be at least equal to 100% of the fair market value of the Company’s stock at the date of grant. The exercise price must not be less than 110% of the fair market value of the stock at date of grant for incentive stock options granted to an employee that owns greater than 10% of the Company stock.

The following table provides a summary of option activity under the Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1)
Outstanding at December 31, 2024	-	$-	-	$-
Granted September 4, 2025	96,250	44.69	9.14	-
Outstanding at September 30, 2025	96,250	44.69	9.14	-
Exercisable at September 30, 2025	-	$-	-	$-

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of September 30, 2025.

The Company estimates the fair value of options awarded on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. The Company estimates the expected term of options using the simplified method described in Staff Accounting Bulletin Topic 14, as amended, as it does not have sufficient historical experience for determining the expected term of the awards granted. Expected volatility is estimated based on the monthly volatility of the Company’s stock. The risk-free rate for the expected term of the option is based on the U.S Treasury yield curve at the date of grant. The expected dividend yield is 0% as the Company has not paid and does not expect to pay cash dividends. The Company recognizes forfeitures as they occur.

The assumptions used in the Black-Scholes option-pricing model for stock options granted were:

2025
Expected volatility	31.90%
Weighted-average risk-free interest rate	3.84%
Expected dividend yield	0%
Expected term (in years)	5.0 - 7.5

The weighted-average grant-date fair value of options granted during 2025 is $18.32 per share. There are no options exercisable under the Plan in 2025.

In 2025, the Board of Directors and Compensation Committee has granted $1,763,747 of stock options with service-based conditions to certain employees and officers of the Company. Compensation expense related to awards with service requirements is recognized over a straight-line basis based on grant date fair value over the associated service period of the award, which is typically the vesting period. The options granted in 2025 will vest annually over a five-year period.

Total unrecognized compensation expense related to non-vested stock options granted under the Plan was $1,734,351 as of September 30, 2025, with the cost expected to be recognized over a weighted-average period of approximately 4.9 years.

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $- and $745,561 at September 30, 2025 and December 31, 2024, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $500,000 and $3,250,000 at September 30, 2025 and December 31, 2024, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $24,810,492 and $14,316,279 at September 30, 2025 and December 31, 2024, respectively.

Note 8 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	September 30,
	2025	2024
Interest	$0	$0
Federal income tax	0	0

	Nine Months Ended
	September 30,
	2025	2024
Interest	$-	$23,169
Federal income tax	300,000	70,000

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2025 and 2024, approximately 52% and 51%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 21% and 20% of total life insurance in force at September 30, 2025 and  December 31, 2024, respectively.  Insurance ceded represented 51% and 32% of premium income for the nine months ended September 30, 2025 and 2024, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 33% and 34% of the Company’s total invested assets as of September 30, 2025 and December 31, 2024, respectively. The following table provides an allocation of the oil and gas investments by type.

September 30, 2025	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,064,630	$1,064,630
Equity securities, at fair value	129,783,644	0	129,783,644
Equity securities, at cost	4,131,224	0	4,131,224
Investment real estate	4,801,722	0	4,801,722
Notes receivable	0	0	0
Total	$138,716,590	$1,064,630	$139,781,220

December 31, 2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,068,400	$1,068,400
Equity securities, at fair value	124,155,007	0	124,155,007
Equity securities, at cost	4,863,572	0	4,863,572
Investment real estate	5,677,061	0	5,677,061
Notes receivable	1,875,000	0	1,875,000
Total	$136,570,640	$1,068,400	$137,639,040

At September 30, 2025 and December 31, 2024, the Company owned 4 equity securities that represented approximately 81% and 81%, respectively, of the total investments associated with the oil and gas industry.

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

To improve the consistency and comparability of the 2024 quarterly condensed consolidated financial statements, Management will revise the September 30, 2024 condensed consolidated financial statements and related disclosures to correct the error.

	As Previously
September 30, 2024	Reported	Adjustments	As Restated
Consolidated Statements of Operations
Net investment income	$10,936,013	$(102,283)	$10,833,730
Change in fair value of equity securities	51,172,076	355,857	51,527,933
Income tax expense (benefit)	10,913,540	170,177	11,083,717
Net income attributable to common shareholders	41,942,613	83,397	42,026,010
Basic income per share	13.24	0.02	13.26
Diluted income per share	13.24	0.02	13.26

Consolidated Statements of Comprehensive Income (Loss)
Net income	$42,022,594	$83,397	$42,105,991
Unrealized holding gains (losses) arising during the period, pre-tax	1,648,051	(253,574)	1,394,477
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(340,243)	53,250	(286,993)
Unrealized holding gains (losses) during period, net of tax	1,307,808	(200,324)	1,107,484
Subtotal: Other comprehensive income (loss), net of tax	1,307,808	(200,324)	1,107,484

Consolidated Statements of Cash Flows
Net income	$42,022,594	$83,397	$42,105,991
Accretion of investments	(456,933)	102,283	(354,650)
Change in fair value of equity securities	(51,172,076)	(355,857)	(51,527,933)
Change in deferred income taxes	10,090,907	170,177	10,261,084

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

During the nine-months ended September 30, 2025, there were no additions to or changes in the critical accounting policies disclosed in the 2024 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $21.3 million for the nine-month period ended September 30, 2025, and net income attributable to common shareholders of approximately $10.3 million for the three-month period ended September 30, 2025.

Revenues

For the nine-month period ended September 30, 2025, the Company reported total revenues of approximately $42.6 million and for the same period in 2024 total revenues of approximately $68.9 million. The Company reported total revenues of approximately $17.3 million and $40.4 million for the three-month period ended September 30, 2025 and 2024, respectively.

The variance in total revenue between third quarter 2025 and 2024 is primarily the result of the change in the fair value of equity securities. The Company reported a third quarter 2025 gain in the change in the fair value of equity securities of approximately $10.7 million and a year-to-date 2025 gain of approximately $25.7 million. In 2024, the Company reported a third quarter gain in the change in the fair value of equity securities of approximately $33.8 million and a year-to-date gain of approximately $51.5 million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains (losses) of approximately $14.5 million and $15.3 million for the nine-month-period ended September 30, 2025 and 2024, respectively. The Company reported $5.2 million and $5.0 million, respectively, of revenue before net investment gains (losses) for the third quarter of 2025 and 2024, respectively. The 2025 results are comparable to 2024 for third quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net investment income	$4,007,288	$3,553,881	$10,606,241	$10,833,780
Net investment gains	$1,438,307	$1,668,652	$2,465,075	$2,120,242
Change in fair value of equity securities	$10,691,078	$33,789,545	$25,724,642	$51,527,933

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Fixed maturities available for sale	$645,884	$651,093	$2,000,651	$1,989,478
Held to maturity redeemable preferred stock	25,065	43,570	106,955	125,912
Equity securities	1,530,321	1,203,846	3,208,877	2,913,553
Trading securities	-	-	-	-
Mortgage loans	246,081	234,542	705,370	652,803
Real estate	2,126,602	1,817,807	5,739,702	5,984,089
Notes receivable	383,037	249,936	953,714	880,620
Policy loans	89,635	95,873	285,778	310,525
Short-term	10,362	100,780	45,200	591,295
Cash and cash equivalents	421,960	416,321	1,176,852	1,199,268
Total consolidated investment income	5,478,947	4,813,768	14,223,099	14,647,543
Investment expenses	(1,471,659)	(1,259,887)	(3,616,858)	(3,813,813)
Consolidated net investment income	$4,007,288	$3,553,881	$10,606,241	$10,833,730

Net investment income represented 73% and 71% of the Company's revenue before net investment gains (losses) as of September 30, 2025 and 2024, respectively. For the third quarter ended September 30, net investment income represented 77% and 72% of revenue before net investment gains (losses) for 2025 and 2024, respectively.  When comparing current and prior year results, net investment income was comparable in most of the investment categories outside of the cash and short term investment portfolios.

In the second half of 2024, the Federal Open Market Committee (“FOMC”) cut the interest rate 3 times for a total of 1% making the rate 4.50%. The rate was cut again in September 2025 making the rate 4.25%. The Company anticipates a similar decline in earnings on cash balances and any new investments that are acquired as investments mature. In October 2025, the FOMC cut the interest rate again making the current rate 4.00%.

The earnings reported by the cash and short term investments represented 9% and 12% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2025 and 2024, respectively. The decrease in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from decreased interest rates received from banks and other deposit institutions due to FOMC rate changes. With the 2024 and 2025 rate declines of 1.25% through September 30, the Company anticipates experiencing a similar decline in earnings on cash balances going forward.

The following table reflects net investment gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed maturities available for sale	$0	$0	$412	$0
Equity securities	1,438,307	1,668,655	2,417,811	1,954,233
Real estate	0	-	46,846	166,020
Short-term investments	0	(3)	6	(11)
Consolidated net realized investment gains	1,438,307	1,668,652	2,465,075	2,120,242
Change in fair value of equity securities	10,691,078	33,789,545	25,724,642	51,527,933
Net investment gains (losses)	$12,129,385	$35,458,197	$28,189,717	$53,648,175

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In 2025, the sale of three equity securities represents all the realized investment gains from equity securities year-to-date with one of these sales being in third quarter.

In 2025, the Company reported realized gains on real estate of $46,846.  This was the result of the sale of one small parcel of property located in Kentucky.

The Company reported a year-to-date 2025 change in the fair value of equity securities of approximately $25.7 million, and a third quarter gain of approximately $10.7 million. In 2024, The Company reported a year-to-date change in the fair value of equity securities of approximately $51.5 million, and a second quarter gain of approximately $33.8 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $15.7 million for the nine month period ended September 30, 2025, which is comparable to the same period in 2024. Benefits, claims and settlement expenses represented approximately 59% and 58% of the Company's total expenses for the nine month periods ended September 30, 2025 and 2024, respectively. The other major expense category of the Company is operating expenses, which represented approximately 39% and 39% of the Company's total expenses for the nine month periods ended September 30, 2025 and 2024, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits and claims were similar when comparing the nine months ended September 30, 2025, and 2024. When comparing third quarter 2025 and 2024 results, life benefits, claims and settlement expenses were down approximately 24%. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses were similar in the three month period, but decreased approximately 2% in the nine-month period ended September 30, 2025  as compared to the same period in 2024. All expense categories are comparable between years.

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

The following table reflects, by investment category, the investments held by the Company as of September 30, 2025, and December 31, 2024:

September 30, 2025	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities available for sale	$72,580,408	17%	14%
Held to maturity redeemable preferred stock	2,000,000	1%	1%
Equity securities, at fair value	269,865,357	64%	53%
Equity securities, at cost	20,532,611	5%	4%
Mortgage loans	14,550,203	3%	3%
Real estate	28,061,478	7%	6%
Notes receivable	5,540,393	1%	1%
Policy loans	5,484,237	1%	1%
Short-term investments	999,887	1%	1%
Total investments	$419,614,574	100%	84%

December 31, 2024	Amount	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$76,480,086	19%	16%
Held to maturity redeemable preferred stock	2,500,000	1%	1%
Equity securities, at fair value	234,506,227	59%	49%
Equity securities, at cost	21,203,393	5%	4%
Mortgage loans	16,277,981	4%	3%
Real estate	28,615,602	7%	6%
Notes receivable	12,672,175	3%	3%
Policy loans	5,692,565	1%	1%
Short-term investments	1,954,687	1%	1%
Total investments	$399,902,716	100%	84%

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

The Company’s total investments represented 84% and 84% of the Company’s total assets as of September 30, 2025, and December 31, 2024, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 87% and 84%, of the total investments during 2025 and 2024, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $1,441,000 and 1,107,000 as of September 30, 2025 and 2024, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Capital Resources

Total shareholders' equity increased by approximately 10% as of September 30, 2025, compared to December 31, 2024. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company and by the increase in market value of the available for sale fixed maturities portfolio.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of September 30, 2025, and December 31, 2024, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of September 30, 2025, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 9 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2025, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.4 million as of September 30, 2025. The Company has no outstanding borrowings on the CMA at September 30, 2025 nor had any borrowing activity during 2025.

Consolidated Liquidity

Cash used in operating activities was approximately $4.4 million in 2025 and $552,000 in 2024. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2025, the Company’s investing activities provided net cash of approximately $9.2 million and provided net cash of approximately $15.2 million in 2024. The Company recognized proceeds of approximately $28.2 million and $45.5 million from investments sold and matured in 2025 and 2024, respectively. The Company used approximately $18.9 million and $30.3 million to acquire investments during 2025 and 2024, respectively. The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $625,000 and $19.8 million during 2025 and 2024, respectively. As of September 30, 2025 and 2024, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately  $49.5 million and $45.3 million as of September 30, 2025 and December 31, 2024, respectively. The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur. These securities had a fair value of approximately $72.6 million at September 30, 2025. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

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
101
The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).

104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTG, INC.
(Registrant)

Date:	November 14, 2025	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	November 14, 2025	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)