Form 10-K
period 2025-12-31
UTG INC
filed 2026-03-25
CIK 832480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, shares of the Registrant’s common stock held by non-affiliates (based upon the price of the last sale of $37.25 per share), had an aggregate market value of approximately $29,563,723.

At January 31, 2026 the Registrant had 3,140,988 outstanding shares of common stock, stated value $.001 per share.

Documents incorporated by reference: None
UTG, Inc.
Form 10-K
Year Ended December 31, 2025

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding LLC, a Kentucky corporation, (“FSF”) and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At December 31, 2025, Mr. Correll owns or controls directly and indirectly approximately 69% of UTG’s outstanding stock.

At December 31, 2025, the Company had consolidated assets of $491 million, consolidated liabilities of $258 million and total shareholders’ equity of $233 million. The Company’s consolidated liabilities include policyholder liabilities and accruals of $225 million.

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

Future Policy Benefits - Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. Estimating liabilities for insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

For life insurance products, expected mortality and morbidity is generally based on the Company’s expectations, historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Since many of these factors are interdependent and subject to volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that previously estimated.

For long-duration insurance contracts, reserves for non-participating traditional and limited payment contracts are generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Contracts are grouped into cohorts. For Universal Guaranty Life, these cohorts consist of a premium paying cohort and a limited pay cohort. Given a material amount of these policies are associated with an acquisition that occurred in 2006, this acquisition date was assumed to be the “issue year” for our cohort purposes. Thus, only two cohorts exist. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year. Reserves are measured as of each reporting date to reflect the current upper-medium grade fixed income instrument yields, with the impact reported in accumulated other comprehensive income (loss).

Reserves for participating life insurance contracts remained unchanged from prior years and continue to hold the reserve equal to the statutory reserve.

The Company reviews and updates, if necessary, assumptions used to measure cash flows for the liability for future policy benefits during the third quarter of each year, or more frequently if evidence suggests that assumptions should be revised. Actual cash flows are grouped into the applicable cohort for this liability for future policy benefits calculation. A change in the liability for future policy benefits as a result of updating cash flow assumptions is recognized in net income.

Discount rate assumptions are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield. If the discount rate is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss).

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (DPL). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality and lapses, and expenses.

The DPL is amortized in proportion to insurance in force for life insurance contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimates of cashflows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance.

On the balance sheet, DPL is recorded as a component of the liability for future policy benefits.

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

Because UG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2025 and 2024, respectively, approximately 53% and 52% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

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

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 35% and 34% of the Company’s total invested assets at December 31, 2025 and 2024, respectively.

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2025 and 2024, investments in oil and gas royalties represented 30% and 20%, respectively, of the total investment real estate portfolio.

See Note 14 - Concentrations of the Consolidated Financial Statements for additional disclosures regarding concentrations that have been identified by the Company.

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

Human Capital

As of December 31, 2025, UTG and its subsidiaries had 40 full-time employees located in Kentucky and Illinois.  These individuals are further supported by certain employees of First Southern National Bank (an affiliated entity) through a shared services arrangement.  Under this arrangement, the two entities utilize the services of the other’s staff in certain instances for the betterment of both entities.  Personnel within departments such as accounting, human resources and information technology are shared between the entities.  UTG’s operations are headquartered in Stanford, Kentucky. The Company respects, values and invites diversity in our team members, customers, suppliers, and community.  We seek to recognize the unique contribution each individual brings to our Company, and we are fully committed to supporting a rich culture of diversity as a cornerstone to our success.  The Company strives to attract, develop, and retain talented individuals.  To attract such individuals, we provide professional and personal development opportunities to team members. In addition, we seek to improve retention, development, and job satisfaction of team members from diverse groups by providing career skills training, peer mentoring and opportunities to interact with senior leaders.  We encourage our team members to take initiative, accept challenges and achieve goals, all of which enables our team to work efficiently while providing excellent customer service which supports the Company’s strong performance.

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

Statutory Restrictions – Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000.  At December 31, 2025, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

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

Stock Repurchase Program

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2025, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $26 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2025, the Company repurchased 18,449 shares through the stock repurchase program for $782,812. Through December 31, 2025, UTG has spent $21,622,367 in the acquisition of 1,399,269 shares under this program.

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

Note 12 – Related Party Transactions of the Consolidated Financial Statements provides disclosures regarding transactions with related parties.

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

Item 2. Properties

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB  in 2025 and 2024.

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

The following table shows the high and low closing prices for each quarterly period during the past two years, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The quotations below were acquired from the Yahoo Finance web site, which also provides quotes for over-the-counter traded securities such as UTG..

	2025		2024

Period	High	Low	High	Low

First quarter	37.00	29.28	32.00	30.01
Second quarter	40.00	32.00	30.54	29.00
Third quarter	46.83	37.25	29.08	25.75
Fourth quarter	59.80	43.05	29.50	24.81

UTG has not declared or paid any dividends on its common stock in the past two fiscal years, and has no current plans to pay dividends on its common stock as it intends to retain all earnings for investment in and growth of the Company’s business.  See Note 10 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements for information regarding dividend restrictions, including applicable restrictions on the ability of the Company’s life insurance subsidiary to pay dividends

As of January 31, 2026 there were 3,806 record holders of UTG common stock.

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the three months ended December 31, 2025 and total repurchases:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program	Approximate Dollar Value That May Yet Be Purchased Under the Program
Oct. 1 through Oct. 31, 2025	1,003	$44.89	1,003	N/A	$4,595,553
Nov. 1 through Nov. 30, 2025	1,968	$54.11	1,968	N/A	$4,489,071
Dec. 1 through Dec. 31, 2025	2,003	$55.64	2,003	N/A	$4,377,633
Total	4,974		4,974

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2025, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $26 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2025, the Company repurchased 18,449 shares through the stock repurchase program for $782,812. Through December 31, 2025, UTG has spent $21,622,367 in the acquisition of 1,399,269 shares under this program.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

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

Results of Operations

On a consolidated basis, the Company had net income attributable to common shareholders of approximately $17.1 million and $50.0 million in 2025 and 2024, respectively.  In 2025, income before income taxes was approximately $21.9 million compared to $63.1 million in 2024.  Total revenues were approximately $42.3 million in 2025 and $84.9 million in 2024.

One-time events, primarily reflected in realized gains, comprise a substantial portion of the net income and revenue reported by the Company during 2025 and 2024.  The magnitude of realized investment gains and losses in a given year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.  Future earnings will be significantly negatively impacted should earnings from these one-time items not be realizable in a future period.  While Management believes there remain additional investments with such one-time earnings, when or if realized remains uncertain.

The Company reported a change in fair value of equity securities of approximately $21.6 million and $56.8 million for the years ended December 31, 2025 and 2024, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations.  This line item can also be extremely volatile, reflecting changes in the stock market.  These results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management.  Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

Total benefits and other expenses paid in 2025 were approximately $20.5 million compared to $21.8 million in 2024.

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

Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, declined approximately 9% when comparing 2025 to 2024.  The Company writes very little new business. Unless the Company acquires a new company or a block of in-force business, Management expects premium revenue to continue to decline on the existing block of business at a rate consistent with prior experience. The Company’s average persistency rate for all policies in-force for 2025 and 2024 was approximately 96.5% and 96.6%, respectively.  Persistency is a measure of insurance in-force retained in relation to the previous year. A positive impact on premium income is the consistency of the lapse percentage. Persistency of the business has been consistent over the last several years. The lapse percentages were 3.5% and 3.4% for 2025 and 2024, respectively.

The following table summarizes the Company’s investment performance for the years ended December 31:

	2025	2024
Net investment income	$13,854,123	$16,093,592
Net realized investment gains	1,814,100	6,456,126
Change in fair value of equity securities	21,577,231	56,839,751

The following table reflects net investment income of the Company for the years ended December 31:

	2025	2024
Fixed maturities, available for sale	$2,648,796	$2,652,249
Fixed maturities, held to maturity	156,812	167,536
Equity securities	4,233,549	4,233,674
Mortgage loans	913,464	952,084
Real estate	7,790,732	8,958,452
Notes receivable	1,083,074	1,341,095
Policy loans	379,638	412,701
Cash and cash equivalents	1,537,566	1,668,712
Short-term investments	72,696	661,962
Total consolidated investment income	18,816,327	21,048,465
Investment expenses	(4,962,204)	(4,954,873)
Consolidated net investment income	$13,854,123	$16,093,592

Net investment income represented 73% and 74% of the Company’s revenue before net investment gains (losses) as of December 31, 2025 and 2024, respectively. When comparing current and prior year results, net investment income was comparable in most of the investment categories outside of the real estate and cash and short term investment portfolios.

In the second half of 2024, the Federal Open Market Committee (“FOMC”) cut the interest rate 3 times for a total of 1% making the rate 4.50%. The rate was cut again in September, October, and December 2025 making the current rate 3.75%. The company anticipates a similar decline in earnings on cash balances and any new investments that are acquired as investments mature.

The earnings reported by the cash and short term investments represented 12% and 14% of the total consolidated net investment income reported by the Company during 2025 and 2024. The decrease in earnings in this category is the result of a combination of higher cash and short term holdings in 2024 and from decreased interest rates received from banks and other deposit institutions due to FOMC rate changes. With the 2024 and 2025 rate declines of 1.75% through December 31, 2025, the Company anticipates experiencing a similar decline in earnings on cash balances going forward.

Earnings from the real estate portfolio represented 56% of the total consolidated net investment income for the years ended December 31, 2025 and 2024. Earnings were down about $1.2 million when comparing current year and prior year results.

During 2024, the Company received $1.3 million of income from timber sales as compared to $0 in the current year. Included in the 2025 and 2024 real estate income is approximately $3.8 million and $3.6 million of income from oil and gas royalty distributions, respectively. Income from oil and gas royalties represented approximately 49% and 41% of the real estate income for 2025 and 2024, respectively.

The following table reflects net realized investment gains (losses) for the years ended December 31:

	2025	2024
Fixed maturities available for sale	$412	$-
Equity securities	2,491,868	7,190,262
Real estate	46,846	166,020
Short term investments	6	(7)
Equity securities - OTTI	(725,032)	(900,149)
Consolidated net realized investment gains	1,814,100	6,456,126

Change in fair value of equity securities - held	21,577,231	52,025,699
Change in fair value of equity securities - sold	0	4,814,052
Total change in fair value of equity securities	21,577,231	56,839,751

Net investment gains	$23,391,331	$63,295,877

Realized investment gains are the result of one-time events and are expected to vary from year to year.

Realized gains and losses from equity securities represent the difference between the fair value at the beginning of the reporting period and the fair value at the time of sale. The total gains from equity securities sold in 2025 were approximately $2.5 million, of which all $2.5 million is being reported as gains from equity securities. The gains were the result of selling several equity securities holdings.

The total gains from equity securities sold in 2024 were approximately $12.0 million, of which $7.2 million is being reported as gains from equity securities and $4.8 million is reported as a component of the change in the fair value of equity securities. The gains were the result of selling several equity securities holdings.

The Company reported a change in fair value of equity securities of approximately $21.6 million and $56.8 million for the years ended December 31, 2025 and 2024, respectively.  This line item is material to the results reported in the Consolidated Statements of Operations, and this line item can also be extremely volatile. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value less of a concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

In 2025 and 2024, the Company saw mostly positive results in its equity investments. Equity investments, primarily in the oil and gas industry, represent almost all the unrealized gains reported in 2025 and 2024.  Periodic pull backs and rallies are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

In 2025 and 2024, the Company recognized an other-than-temporary impairment of $725,032 and $900,149 on an equity security, respectively. The other-than-temporary impairments recognized during 2025 and 2024 were taken as a result of Management’s assessment and determination of value of the investment. The investment was written down to better reflect its current expected value.

During 2025, the Company sold one small parcel of property in Kentucky which makes up all of the realized gains in Real Estate. During 2024, the Company sold several real estate land parcels in Kentucky and one small parcel in Illinois which makes up the $166,020 gain reported.

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

Expenses

The Company reported total benefits and other expenses of approximately $20.5 million and $21.8 million for the years ended December 31, 2025 and 2024, respectively. Benefits, claims and settlement expenses represented approximately 55% and 56% of the Company’s total expenses for 2025 and 2024, respectively.  The other major expense category of the Company is operating expenses, which represented 44% and 42% of the Company’s total expenses for 2025 and 2024, respectively.

Life benefits, claims and settlement expenses, net of reinsurance benefits, were down approximately 7% when comparing 2025 and 2024. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Overall, the Company’s persistency for business in-force remained relatively steady at 96.5% in 2025 compared to 96.6% in 2024. The Company’s actual experience for earned interest, persistency, and mortality varies from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company’s actual experience and those assumptions applied may affect the profitability of the Company. Interest crediting rates on adjustable rate policies have been reduced to their guaranteed minimum rates, and as such, cannot be lowered any further.

Operating expenses decreased approximately 4% or $400,000 in 2025 as compared to that of the same period in 2024. When comparing 2025 and 2024 expenses, there is one expense item that comprises the majority of the decrease, charitable contributions. Charitable expense was approximately $300,000 less when comparing 2025 and 2024. Charitable expense fluctuates based on reported taxable income of the Company. Expenses in the remaining categories were comparable between years.

As mentioned above in the Overview section of the Management Discussion and Analysis, UTG has a strong philanthropic program.  The Company generally allocates a portion of its earnings to be used for its philanthropic efforts primarily targeted to Christ-centered organizations or organizations that help the weak or poor.  Charitable contributions made by the Company are expected to vary from year to year depending on the earnings of the Company. In 2025, the Company paid approximately $1.0 million in charitable donations as compared to $1.3 million in 2024.

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

The following table reflects, by investment category, the investments held by the Company as of December 31:

	2025	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$73,159,589	17%	15%
Equity securities, at fair value	265,704,230	62%	54%
Equity securities, at cost	20,510,250	5%	4%
Mortgage loans	14,402,304	3%	3%
Real estate	33,087,699	8%	7%
Notes receivable	8,708,417	2%	2%
Policy loans	5,361,164	1%	1%
Short-term investments	9,808,824	2%	2%
Total investments	$430,742,477	100%	88%

	2024	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$76,480,086	19%	16%
Fixed maturities, held to maturity	2,500,000	1%	1%
Equity securities, at fair value	234,506,227	59%	49%
Equity securities, at cost	21,203,393	5%	4%
Mortgage loans	16,277,981	4%	3%
Real estate	28,615,602	7%	6%
Notes receivable	12,672,175	3%	3%
Policy loans	5,692,565	1%	1%
Short-term investments	1,954,687	1%	1%
Total investments	$399,902,716	100%	84%

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

The Company’s total investments represented 88% and 84% of the Company’s total assets as of December 31, 2025 and 2024, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 84%, of the total investments during 2025 and 2024, respectively. The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of December 31, 2025 and 2024.

As of December 31, 2025, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available-for-sale".  Investments available-for-sale are carried at market value, with changes in market value charged directly to the other comprehensive income component of shareholders' equity.  Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $1.6 million and $(222,000) as of December 31, 2025 and 2024, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances.  As of December 31, 2025 and 2024, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries.  In 2025 and 2024, the Parent company received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 10 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2025, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.8 million as of December 31, 2025. The Company has no outstanding borrowings on the CMA at December 31, 2025 nor had any borrowing activity during 2025.

Consolidated Liquidity

Cash used in operating activities was approximately $6.5 million and $1.6 million in 2025 and 2024, respectively.  Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums. Management anticipates future cash flows from operations to remain similar to historic trends.

During 2025, the Company’s investing activities used net cash of approximately $6.9 million and provided net cash of approximately $26.5 million in 2024. The Company recognized proceeds of approximately $36.0 million and $71.8 million from investments sold and matured in 2025 and 2024, respectively.  The Company used approximately $(42.9) million and $(45.3) million to acquire investments during 2025 and 2024, respectively.  The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $(1.3) million and $(20.9) million during 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had $0 in debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $30.5 million and $45.3 million as of December 31, 2025 and 2024, respectively.  The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur.  These securities had a fair value of approximately $73.2 million and $76.5 million at December 31, 2025 and 2024, respectively. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.  See Note 2 – Investments in the Notes to the Consolidated Financial Statements for detailed disclosures regarding the Company’s investment portfolio.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

The Company’s capital structure consists of available short-term debt, long-term debt and shareholders’ equity. A complete analysis and description of the short-term and long-term debt issues available as of December 31, 2025 and 2024 are presented in Note 8 – Credit Arrangements in the Notes to the Consolidated Financial Statements.

The Company had $0 of debt outstanding as of December 31, 2025 and 2024, respectively.

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

At December 31, 2025, UG has a ratio of approximately 5.06, which is 506% of the authorized control level.  Accordingly, the Company meets the RBC requirements.

The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2025, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $26 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2025, the Company repurchased 18,449 shares through the stock repurchase program for $782,812. Through December 31, 2025, UTG has spent $21,622,367 in the acquisition of 1,399,269 shares under this program.

Total shareholders’ equity was approximately $232.7 million and $216.8 million as of December 31, 2025 and 2024, respectively. Total shareholders' equity increased approximately 7% in 2025 as compared to 2024.  The increase is primarily attributable to net income from operations. As of December 31, 2025 and 2024, the Company reported accumulated other comprehensive income of approximately $1.9 million and $2.6 million, respectively.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of UTG, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of UTG, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 1 and 17 to the consolidated financial statements, the Company has changed its method of accounting for the liability for future policy benefits effective December 31, 2025, with a transition date of January 1, 2024, due to the adoption of Accounting Standard Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU No. 2018-12).

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
•
We discussed and documented management’s determination of the classification of each investment as to cost method, equity method or fair value, including at times whether management asserted significant influence over operations of the investment

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

•	For a selection of equity investments, we recalculated the Company’s valuation based on information obtained via confirmation, agreements, audited financial statements and/or valuation specialists
We obtained and accumulated detailed information on the investments provided by management for disclosure of these investments in the financial statements and agreed this information to the documents obtained as a part of our audit procedures for purposes of classification and valuation

Future Policy Benefits – Refer to Note 1
Critical Audit Matter Description

Future Policy Benefits – Refer to Notes 1 and 6
Critical Audit Matter Description

Liabilities for amounts payable under the Company’s life insurance products are recorded as future policy benefits liabilities.  Liabilities for nonparticipating traditional and limited-payment contracts are established based on the present value of estimated future benefit payments, less the present value of future net premiums.  Management applies considerable judgment in developing the assumptions based on expectations of future economic conditions and policyholder behavior.  These assumptions include policyholder mortality, persistency, investment yields and discount rates, among other necessary assumptions. Liabilities for participating life contracts are established based on actuarial assumptions at the time policies are issued, or in the case of contracts acquired by purchase, at the purchase date. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiary’s experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. For nonparticipating traditional and limited-payment contracts, assumptions are periodically reviewed and updated, if necessary, with the changes in assumptions impacting the resulting liability and earnings of the Company.  Further, these contracts are discounted to present value based on the current upper-medium grade fixed income instrument yield which further impacts the resulting liability and overall comprehensive income of the Company. The Company’s future policy benefits liability was $ 114.4 million as of December 31, 2025.

The audit of future policy benefits requires the utilization of an actuarial specialist when considering the complex methods, assumptions and models management utilizes in determining the value of these liabilities.  Management hires a third-party actuarial consulting firm to determine the valuation of their future policy benefits.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the liability for future policy benefits included the following procedures, among others:

•	We gained an understanding of the processes utilized and controls implemented in determining the valuation of future policy benefits
•	We tested the underlying data of the life insurance products that are used by management in developing the valuation and the completeness and accuracy of the data
•	We performed various analytical procedures
•	We gained an understanding of the qualifications, independence and experience of management’s actuarial firm consultants
•	We obtained and understanding of the processes and procedures utilized by the actuarial consultants in determining the valuation of the future policy benefits
•	We obtained output reports of the valuation of the future policy benefits and tested data from the reports in comparison to data tested of the life insurance products
•	We evaluated the significant assumptions utilized by the actuarial consultants through discussions with the actuarial consultants and to third party sources, when appropriate

We have served as the Company’s auditor since 2023.

/s/ Kerber, Eck & Braeckel LLP

Springfield, Illinois
March 23, 2026

UTG, Inc.
Consolidated Balance Sheets
As of December 31, 2025 and 2024

ASSETS
	2025	2024
		(as restated)
Investments:
Investments available for sale:
Fixed maturities, at fair value (amortized cost $74,900,990 and $80,204,532)	$73,159,589	$76,480,086
Held to maturity redeemable preferred stock, at amortized cost	0	2,500,000
Equity securities, at fair value (cost $127,220,244 and $117,599,471)	265,704,230	234,506,227
Equity securities, at cost	20,510,250	21,203,393
Mortgage loans on real estate at amortized cost (net of credit loss reserve of $220,000 and $235,000)	14,402,304	16,277,981
Investment real estate, net	33,087,699	28,615,602
Notes receivable (net of credit loss reserve of $135,000 and $195,000)	8,708,417	12,672,175
Policy loans	5,361,164	5,692,565
Short-term investments	9,808,824	1,954,687
Total investments	430,742,477	399,902,716

Cash and cash equivalents	30,536,972	45,263,967
Accrued investment income	1,129,139	1,264,416
Reinsurance receivables:
Future policy benefits	23,215,542	23,525,945
Policy claims and other benefits	4,015,191	4,480,091
Cost of insurance acquired	786,915	1,401,081
Income taxes receivable	15,180	790,608
Other assets	927,165	317,981
Total assets	$491,368,581	$476,946,805
LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits	$114,371,298	$115,142,729
Policyholder account balances	92,921,066	95,240,031
Policy claims and benefits payable	3,456,000	3,847,214
Other policyholder funds	176,714	181,541
Dividend and endowment accumulations	14,568,544	14,628,119
Deferred income taxes	27,387,718	24,731,365
Other liabilities	5,794,974	6,339,303
Total liabilities	258,676,314	260,110,302

Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,142,470 and 3,157,765 shares issued
and outstanding	3,142	3,159
Additional paid-in capital	31,951,092	32,442,486
Retained earnings	198,416,066	181,336,147
Accumulated other comprehensive income	1,872,602	2,595,256
Total UTG shareholders' equity	232,242,902	216,377,048
Noncontrolling interest	449,365	459,455
Total shareholders' equity	232,692,267	216,836,503
Total liabilities and shareholders' equity	$491,368,581	$476,946,805

See accompanying notes.

UTG, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2025 and 2024

	2025	2024
		(as restated)
Revenue:
Premiums and policy fees	$7,325,342	$7,567,703
Ceded reinsurance premiums and policy fees	(2,504,514)	(2,280,397)
Net investment income	13,854,123	16,093,592
Other income	279,437	236,846
Revenues before net investment gains (losses)	18,954,388	21,617,744
Net investment gains (losses):
Other-than-temporary impairments	(725,032)	(900,149)
Other realized investment gains, net	2,539,132	7,356,275
Change in fair value of equity securities	21,577,231	56,839,751
Total net investment gains	23,391,331	63,295,877
Total revenues	42,345,719	84,913,621

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	11,363,056	12,848,656
Ceded reinsurance benefits and claims	(1,654,707)	(2,323,619)
Annuity	1,001,102	1,021,454
Dividends to policyholders	281,795	287,779
Commissions	(106,748)	(109,946)
Amortization of cost of insurance acquired	614,166	635,815
Operating expenses	8,979,594	9,374,655
Interest expense	0	11,600
Total benefits and other expenses	20,478,258	21,746,394

Income before income taxes	21,867,461	63,167,227
Income tax expense	4,700,563	13,061,476

Net income	17,166,898	50,105,751

Net income attributable to noncontrolling interest	(86,979)	(99,666)

Net income attributable to common shareholders	$17,079,919	$50,006,085

Amounts attributable to common shareholders:

Basic income per share	$5.42	$15.80

Diluted income per share	$5.42	$15.80

Basic weighted average shares outstanding	3,150,603	3,165,541

Diluted weighted average shares outstanding	3,154,183	3,165,541

See accompanying notes.

UTG, Inc.
Consolidated Statements of Comprehensive Income
  For the Years Ended December 31, 2025 and 2024

	2025	2024
		(as restated)

Net income	$17,166,898	$50,105,751

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	1,983,046	(288,074)
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	(416,440)	66,343
Unrealized holding gains (losses) arising during period, net of tax	1,566,606	(221,731)

Remeasurement gains (losses) on future policy benefits during period, pre-tax	(2,897,798)	727,720
Tax (expense) benefit on remeasurement gains (losses) on future policy benefits during the period	608,538	(152,821)
Remeasurement gains (losses) on future policy benefits during period, net of tax	(2,289,260)	574,899

Subtotal: Other comprehensive income (loss), net of tax	(722,654)	353,168

Comprehensive income	16,444,244	50,458,919

Less comprehensive income attributable to noncontrolling interests	(86,979)	(99,666)

Comprehensive income attributable to UTG, Inc.	$16,357,265	$50,359,253

See accompanying notes.

UTG, Inc.
Consolidated Statements of Shareholders’ Equity

Year ended December 31, 2025	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2025	$3,159	32,442,486	181,336,147	2,595,256	459,455	216,836,503
Common stock issued during year	3	173,815	0	0	0	173,818
Treasury shares acquired and retired	(20)	(782,792)	0	0	0	(782,812)
Stock-based compensation expense	0	117,583	0	0	0	117,583
Net income attributable to common shareholders	0	0	17,079,919	0	0	17,079,919
Other comprehensive loss	0	0	0	(722,654)	0	(722,654)
Distributions	0	0	0	0	(97,069)	(97,069)
Gain attributable to noncontrolling interest	0	0	0	0	86,979	86,979
Balance at December 31, 2025	$3,142	31,951,092	198,416,066	1,872,602	449,365	232,692,267

Year ended December 31, 2024 (as restated)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3,167	32,613,817	131,330,062	(2,720,582)	463,329	161,689,793
LDTI reserve implementation	0	0	0	4,962,670	0	4,962,670
Balance at January 1, 2024, as restated	3,167	32,613,817	131,330,062	2,242,088	463,329	166,652,463
Common stock issued during year	16	476,797	0	0	0	476,813
Treasury shares acquired and retired	(24)	(648,128)	0	0	0	(648,152)
Net income attributable to common shareholders	0	0	50,006,085	0	0	50,006,085
Other comprehensive income	0	0	0	353,168	0	353,168
Distributions	0	0	0	0	(103,540)	(103,540)
Gain attributable to noncontrolling interest	0	0	0	0	99,666	99,666
Balance at December 31, 2024	$3,159	32,442,486	181,336,147	2,595,256	459,455	216,836,503

See accompanying notes.

UTG, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024

	2025	2024
		(as restated)
Cash flows from operating activities:
Net income	$17,166,898	$50,105,751
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	217,300	(344,267)
Other-than-temporary impairments	725,032	900,149
Realized investment gains, net	(2,539,132)	(7,356,275)
Change in fair value of equity securities	(21,577,231)	(56,839,751)
Change in allowance from credit losses	(75,000)	(94,000)
Amortization of cost of insurance acquired	614,166	635,815
Provision for deferred income tax expense	2,848,451	10,898,855
Depreciation and depletion	1,280,023	1,905,768
Stock-based compensation	291,401	476,813
Charges for mortality and administration of universal life and annuity products	(5,372,985)	(5,472,812)
Interest credited to account balances	3,452,626	3,564,187
Change in accrued investment income	135,277	736,648
Change in reinsurance receivables	775,303	576,162
Change in policy liabilities and accruals	(4,084,060)	(3,896,867)
Change in income taxes receivable	775,428	1,337,419
Change in other assets and liabilities, net	(1,153,511)	1,298,314
Net cash used in operating activities	(6,520,014)	(1,568,091)
Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	12,500,000	11,000,000
Equity securities	7,466,959	19,742,295
Trading securities	0	102,699
Mortgage loans	3,347,853	4,512,139
Real estate	88,151	3,223,290
Notes receivable	9,466,891	2,197,052
Policy loans	1,136,488	1,283,752
Short-term investments	2,000,000	29,750,000
Total proceeds from investments sold and matured	36,006,342	71,811,227
Cost of investments acquired:
Fixed maturities available for sale	(4,996,042)	(9,040,152)
Equity securities	(14,627,751)	(15,468,580)
Trading securities	0	(102,699)
Mortgage loans	(1,447,176)	(5,421,945)
Real estate	(5,793,421)	(11,603,519)
Notes receivable	(5,443,133)	(805,000)
Policy loans	(805,087)	(958,071)
Short-term investments	(9,781,441)	(1,910,488)
Total cost of investments acquired	(42,894,051)	(45,310,454)
Net cash provided by investing activities	(6,887,709)	26,500,773
Cash flows from financing activities:
Policyholder contract deposits	3,842,569	3,931,531
Policyholder contract withdrawals	(4,281,960)	(5,033,750)
Payments of principal on notes payable/line of credit	0	(19,000,000)
Purchase of treasury stock	(782,812)	(648,152)
Noncontrolling (distributions) of consolidated subsidiary	(97,069)	(103,540)
Net cash used in financing activities	(1,319,272)	(20,853,911)
Net increase (decrease) in cash and cash equivalents	(14,726,995)	4,078,771
Cash and cash equivalents at beginning of year	45,263,967	41,185,196
Cash and cash equivalents at end of year	$30,536,972	$45,263,967

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

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates.  At December 31, 2025, Mr. Correll owns or controls directly and indirectly approximately 69% of UTG’s outstanding stock.

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

Investment Real Estate – Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives  of 3 to 30 years. Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition, for a reasonable price, in comparison to its estimated fair value, is classified as held-for-sale. Real estate held-for-sale is stated at lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated. At December 31, 2025 and 2024, the Company did not hold any investment real estate held-for-sale.

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

Future Policy Benefits - Our liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. Estimating liabilities for insurance contracts requires management to make various assumptions, including policyholder persistency, mortality rates, investment yields, discretionary benefit increases, new business pricing and operating expense levels.

For life insurance products, expected mortality and morbidity is generally based on the Company’s expectations, historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Since many of these factors are interdependent and subject to volatility during the long-duration contract period, substantial judgment is required. Actual experience may emerge differently from that previously estimated.

For long-duration insurance contracts, reserves for non-participating traditional and limited payment contracts are generally equal to the present value of expected future policy benefits less the present value of expected net premiums. Contracts are grouped into cohorts. For UG, these cohorts consist of a premium paying cohort and a limited pay cohort. Given a material amount of these policies are associated with an acquisition that occurred in 2006, this acquisition date was assumed to be the “issue year” for our cohort purposes. Thus, only two cohorts exist. An interest accretion rate is determined for an identified cohort and remains unchanged after the issue year.

Reserves for participating life insurance contracts remained unchanged from prior years and continue to hold the reserve consistent with historical.

The Company reviews and updates, if necessary, assumptions used to measure cash flows for the liability for future policy benefits during the third quarter of each year, or more frequently if evidence suggests that assumptions should be revised. Actual cash flows are grouped into the applicable cohort for this liability for future policy benefits calculation. A change in the liability for future policy benefits as a result of updating cash flow assumptions is recognized in net income.

Discount rate assumptions are prescribed as the current upper-medium grade (low credit risk) fixed income instrument yield. If the discount rate is updated at any reporting date, the impact of the discount rate update is recognized in accumulated other comprehensive income (loss).

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability (DPL). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality and lapses, and expenses.

The DPL is amortized in proportion to insurance in force for life insurance contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. The Company reviews and updates its estimates of cashflows for the DPL at the same time as the estimates of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance.

On the balance sheet, DPL is recorded as a component of the liability for future policy benefits.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax impact attributable to differences between the financial statement book values and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. More information concerning income taxes is provided in Note 7 – Income Taxes.

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

Recently Issued Accounting Standards

ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are disclosed below:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to: Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026. Accounting Standards Update No. 2025-01 amended the effective date of ASU No. 2024-03 to clarify that all public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods after December 15, 2027. The Company is evaluating the impact of the guidance on its consolidated financial statements.

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Amendments in this update require that public business entities, on an annual basis: (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes: (1) the amounts of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. The Company has implemented this guidance on its consolidated financial statements as of December 31, 2025. The implementation of this guidance did not have a material impact on the Company’s financial condition or results of operations. See Note 7 – Income Taxes.

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

The FASB issued Accounting Standards Update No. 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts or ASU 2018-12.  ASU 2018-12 significantly changes how insurers account for long-duration insurance contracts. The new guidance will require insurers to review and update, if necessary, the assumptions used to measure insurance liabilities periodically, rather than retain assumptions used at contract inception. The updated guidance also changes the recognition and measurement of deferred acquisition costs (DAC) and created a new category of benefit features called market risk benefits (MRB) that will be measured at fair value. The guidance also significantly expands the disclosure requirements for long-duration contracts.  The ASU was originally effective for fiscal years, and interim periods within those years, for years beginning after December 15, 2020, and early adoption is permitted.  The guidance on measuring the liabilities for future policy benefits and DAC will be adopted on a modified retrospective basis as of the earliest period presented in the year of adoption. The guidance on MRB will be adopted on a retrospective basis as of the earliest period presented in the year of adoption. In November of 2019, the FASB issued ASU 2019-09, which delayed the effective date of ASU 2018-12 to fiscal years beginning after December 15, 2024, for smaller reporting companies. The Company implemented this ASU in 2025. See Note 17 – Adoption of Accounting Standards for the impact to these financial statements from this implementation.

Reclassifications - Certain reclassifications have been made to the 2024 Consolidated Financial Statements to make them comparable to the current year Consolidated Financial Statements. The Company has elected to reclassify certain investments on the Consolidated Balance Sheets and related footnotes for prior periods to conform with the presentation in the fiscal year ended December 31, 2025 Consolidated Financial Statements.

Subsequent Events - Management has evaluated subsequent events for recognition and disclosure in the consolidated financial statements through the date the consolidated financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Note 2 – Investments

Investment Risks and Uncertainties

Investments are exposed to the following primary sources of risk: credit, interest rate, liquidity, market valuation, currency and real estate risk. The financial statement risks, stemming from such investment risks, are those associated with the determination of estimated fair values, the diminished ability to sell certain investments in times of strained market conditions, the recognition of allowance for credit losses (“ACL”) and impairments, and the recognition of income on certain investments. The use of different methodologies, assumptions and inputs relating to these financial statement risks may have a material effect on the amounts presented within the Consolidated Financial Statements.

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

Investments in fixed maturity securities are summarized by type as follows for the years ended December 31:

2025	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, at fair value
U.S. Government and govt. agencies and authorities	$22,839,422	$60,190	$(148,886)	$22,750,726
U.S. special revenue and assessments	7,516,321	0	(62,399)	7,453,922
All other corporate bonds	44,545,247	148,195	(1,738,501)	42,954,941
Total fixed maturities, at fair value	$74,900,990	$208,385	$(1,949,786)	$73,159,589

2024	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, at fair value
U.S. Government and govt. agencies and authorities	$21,354,053	$1,484	$(473,243)	$20,882,294
U.S. special revenue and assessments	7,522,751	0	(288,560)	7,234,191
All other corporate bonds	51,327,728	47,632	(3,011,759)	48,363,601
Total fixed maturities, at fair value	$80,204,532	$49,116	$(3,773,562)	$76,480,086

Held to maturity redeemable preferred stock, at amortized cost	$2,500,000	$0	$0	$2,500,000

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2025, by contractual maturity date, is shown below.

Fixed Maturity Securities December 31, 2025	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,791,593	$24,696,471
Due after one year through five years	26,939,681	26,917,993
Due after five years through ten years	8,552,834	8,216,310
Due after ten years	14,616,882	13,328,815
Total	$74,900,990	$73,159,589

Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options.

By insurance statute, the majority of the Company’s investment portfolio is invested in investment grade securities to provide ample protection for policyholders.

Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers.  In addition, the trading market for these securities is usually more limited than for investment grade debt securities. Debt securities classified as below-investment grade are those that receive a Standard & Poor’s rating of BB+ or below

The Company held below investment grade investments with an estimated market value of $0 as of December 31, 2025 and 2024.

The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position as of December 31:

2025	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$996,280	(2,040)	$8,663,797	(146,846)	$9,660,077	(148,886)
U.S. special revenue and assessments	0	0	7,453,922	(62,399)	7,453,922	(62,399)
All other corporate bonds	0	0	34,265,250	(1,738,501)	34,265,250	(1,738,501)
Total fixed maturities	$996,280	(2,040)	$50,382,969	(1,947,746)	$51,379,249	(1,949,786)

2024	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$10,022,087	(19,341)	$10,360,047	(453,902)	$20,382,134	(473,243)
U.S. special revenue and assessments	0	0	7,234,191	(288,560)	7,234,191	(288,560)
All other corporate bonds	6,457,282	(38,492)	38,176,295	(2,973,267)	44,633,577	(3,011,759)
Total fixed maturities	$16,479,369	(57,833)	$55,770,533	(3,715,729)	$72,249,902	(3,773,562)

The following table provides additional information regarding the number of securities that were in an unrealized loss position for greater than or less than twelve months:

	Less than 12 months	12 months or longer	Total
As of December 31, 2025
Fixed maturities	1	29	30
As of December 31, 2024
Fixed maturities	9	33	42

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

Substantially all of the unrealized losses on fixed maturity securities at December 31, 2025 and 2024 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At December 31, 2025, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at December 31, 2025.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Unrealized appreciation (depreciation) on available-for-sale securities	$(1,741,400)	$(3,724,446)
Deferred income taxes	365,693	782,133
Net unrealized appreciation (depreciation) on available-for-sale securities	$(1,375,707)	$(2,942,313)

Cost Method Investments

The Company held equity investments with an aggregate cost of $20,510,250 and $21,203,393 at December 31, 2025 and 2024, respectively.  These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Based on Management’s evaluation of the equity securities reported at cost, the Company reported an other-than-temporary impairment of $725,032 and $900,149 on one security during the fourth quarter of 2025 and 2024, respectively. The other-than-temporary impairment was taken as a result of Management’s assessment and determination of value of the investment.

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

During 2025 and 2024, the Company acquired $1,447,176 and $5,421,945 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio. The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2025 and 2024, the maximum and minimum lending rates for mortgage loans were:

	2025		2024
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm loans	8.00%	8.00%	8.00%	8.00%
Commercial loans	10.00%	4.40%	10.00%	4.00%
Residential loans	5.00%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company for the periods ended December 31:

	2025	2024
In good standing	$14,402,304	$16,277,981
Total mortgage loans	$14,402,304	$16,277,981
Total foreclosed loans during the year	$0	$0

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	December 31, 2025	December 31, 2024
Farm	$311,780	$321,774
Commercial	12,928,334	14,749,509
Residential	1,382,190	1,441,698
Total mortgage loans	14,622,304	16,512,981
Less allowance for credit losses	(220,000)	(235,000)
Total mortgage loans, net	$14,402,304	$16,277,981

There were no past due loans as of December 31, 2025 and December 31, 2024.

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line-basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During 2025 and 2024, no impairments were recognized on the investment real estate.

Note 3 - Fair Value Measurements of the Consolidated Financial Statements provides further information regarding the fair value of financial instruments that are not measured at fair value.

The following table provides an allocation of the Company’s investment real estate by type for the periods ended December 31:

	2025	2024
Raw land	$16,754,842	$16,446,147
Commercial	6,245,872	6,269,217
Residential	1,897,744	1,932,390
Land, minerals and royalty interests	8,189,241	3,967,848
Total investment real estate	$33,087,699	$28,615,602

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of December 31, 2025 and 2024, investments in oil and gas royalties represented 30% and 20%, respectively, of the total investment real estate portfolio. See Note 14 - Concentrations of the Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Consolidated Statements of Operations. During 2025 and 2024, the Company sold $88,151 and $3,223,290 of investment real estate, respectively.  During 2025 and 2024, the Company acquired $5,793,421 and $11,603,519 of investment real estate, respectively.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances. Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During 2025 and 2024, the Company acquired $5,443,133 and $805,000 of notes receivable, respectively.

Before a new note is issued, the applicant is subject to certain criteria set forth by Company Management to ensure quality control.  Once the note is approved, the Company directly funds the note to the borrower. At times, the notes have participation agreements in place, whereas the Company has reduced its investment in the note receivable by participating a portion of the note to a third party.

Similar to the mortgage loans, FSNB services several of the notes receivable. The Company, and the participants in the notes, share in the risk of loss associated with the terms of the note with the borrower, based upon their ownership percentage in the note.  The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	December 31, 2025	December 31, 2024
Notes receivable	$8,843,417	$12,867,175
Less allowance for credit losses	(135,000)	(195,000)
Total notes receivable, net	$8,708,417	$12,672,175

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During 2025 and 2024, the Company acquired $9,781,441 and $1,910,488, respectively, in short-term investments.

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

Loans that do not share risk characteristics are evaluated on an individual basis. When Management determines that foreclosure is probable and the borrower is experiencing financial difficulty, the expected credit losses are based on the fair value of collateral at the reporting date adjusted for selling costs as appropriate.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments as of December 31, 2025 and 2024 is $30,000 and $50,000, respectively, and is included in other liabilities on the Company’s Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credits loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2024	$274,000	250,000	51,000	$575,000
2024 Change in Allowance	(39,000)	(55,000)	(1,000)	(95,000)
December 31, 2024	235,000	195,000	50,000	480,000
2025 Change in Allowance	(15,000)	(60,000)	(20,000)	(95,000)
December 31, 2025	$220,000	135,000	30,000	$385,000

Analysis of Investment Operations

The following table reflects the Company’s net investment income for the periods ended December 31:

	2025	2024
Fixed maturities available for sale	$2,648,796	$2,652,249
Fixed maturities, held to maturity	156,812	167,536
Equity securities	4,233,549	4,233,674
Mortgage loans	913,464	952,084
Real estate	7,790,732	8,958,452
Notes receivable	1,083,074	1,341,095
Policy loans	379,638	412,701
Cash and cash equivalents	1,537,566	1,668,712
Short-term investments	72,696	661,962
Total consolidated investment income	18,816,327	21,048,465
Investment expenses	(4,962,204)	(4,954,873)
Consolidated net investment income	$13,854,123	$16,093,592

The following table presents net investment gains (losses) and the change in net unrealized gains on investments for the periods ended December 31:

	2025	2024
Realized gains:
Sales of fixed maturities	$412	$0
Sales of equity securities	2,491,868	7,190,262
Sales of real estate	46,846	166,020
Sales of short-term investments	6	0
Total realized gains	2,539,132	7,356,282
Realized losses:
Sales of equity securities	0	0
Sales of short-term investments	0	(7)
Other-than-temporary impairments	(725,032)	(900,149)
Total realized losses	(725,032)	(900,156)
Net realized investment gains	1,814,100	6,456,126
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	21,577,231	56,839,751
Change in fair value of equity securities	21,577,231	56,839,751
Net investment gains	$23,391,331	$63,295,877
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$1,983,046	$(288,074)
Net increase (decrease)	$1,983,046	$(288,074)

Investments on Deposit

The Company had investments with a fair value of $8,263,934 and $8,400,396 on deposit with various state insurance departments as of December 31, 2025 and 2024, respectively.

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used as of December 31:

2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,750,726	$0	$0	$22,750,726
U.S. special revenue and assessments	0	7,453,922	0	7,453,922
Corporate securities	0	42,954,941	0	42,954,941
Total fixed maturities	22,750,726	50,408,863	0	73,159,589
Equity securities:
Common stocks	75,400,093	5,571,600	3,368,748	84,340,441
Limited liability companies	0	0	85,810,435	85,810,435
Total equity securities	75,400,093	5,571,600	89,179,183	170,150,876
Short-term investments	9,808,824	0	0	9,808,824
Total financial assets	$107,959,643	$55,980,463	$89,179,183	$253,119,289

2024	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$20,882,294	$0	$0	$20,882,294
U.S. special revenue and assessments	0	7,234,191	0	7,234,191
Corporate securities	0	48,363,601	0	48,363,601
Total fixed maturities	20,882,294	55,597,792	0	76,480,086
Equity securities:
Common stocks	59,125,859	5,519,600	3,064,983	67,710,442
Limited liability companies	0	0	82,654,596	82,654,596
Total equity securities	59,125,859	5,519,600	85,719,579	150,365,038
Short-term investments	1,954,687	0	0	1,954,687
Total financial assets	$81,962,840	$61,117,392	$85,719,579	$228,799,811

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At December 31, 2025 and 2024, the estimated fair value of such investments was $95,553,354 and $84,141,189, respectively. These investments are generally not readily redeemable by the investee.

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

Change in Level 3 Recurring Fair Value Measurements

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains related to the Level 3 assets and liabilities.

		Investments in
	Investments in Common Stocks	Limited Liability Companies	Total
Balance at December 31, 2023	$2,807,634	$57,604,806	$60,412,440
Unrealized gains	257,349	21,923,259	22,180,608
Purchases	-	3,741,594	3,741,594
Sales	-	(615,063)	(615,063)
Balance at December 31, 2024	3,064,983	82,654,596	85,719,579
Unrealized gains	303,765	4,146,711	4,450,476
Sales	0	(990,872)	(990,872)
Balance at December 31, 2025	$3,368,748	$85,810,435	$89,179,183

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above.  As a result, the unrealized gains on instruments held at December 31, 2025 and 2024 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

In 2025, there were no transfers in our out of Level 3.

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

Financial Assets	Fair Value at December 31, 2025	Fair Value at December 31, 2024	Valuation Technique
Limited liability companies	$85,810,435	$82,654,596	Pricing Model
Common stocks	3,368,748	3,064,983	Pricing Model
Total	$89,179,183	$85,719,579

Uncertainty of Fair Value Measurements

The significant unobservable inputs used in the determination of the fair value of assets classified as Level 3 have an inherent measurement uncertainty that if changed could result in higher or lower fair value measurements of these assets as of the reporting date.
Equity Securities at Fair Value

Fair market value for equity securities is derived based on unobservable inputs, such as projected normalized revenues and industry standard multiples of revenue for the equity securities valued using a pricing model.  Significant increases (decreases) in either of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

The Company holds certain equity securities that are measured at estimated fair value using the NAV per share practical expedient. These investments are generally not readily redeemable by the investee. The following tables provide additional information regarding the assets carried at NAV.

Investment Category	Fair Value at December 31, 2025	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth equity
Redeemable
Limited partnership	$48,740,340	$0	Quarterly	45
Non-redeemable
Limited liability companies	6,883,913	2,740,042	n/a	n/a
Limited partnerships	39,929,101	1,069,085	n/a	n/a
Total	$95,553,354	$3,809,127

Investment Category	Fair Value at December 31, 2024	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Equity securities
Growth equity
Redeemable
Limited partnership	$52,518,353	$0	Quarterly	45
Non-redeemable
Limited liability companies	4,802,917	2,100,000	n/a	n/a
Limited partnerships	26,819,919	2,025,771	n/a	n/a
Total	$84,141,189	$4,125,771

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

The Company invested in a Limited Partnership (“LP”) that was formed under the laws of the state of Delaware. The LP was formed in 2024 to provide long-term investment returns. The Limited Partnership Agreement provides for the Fund to continue until dissolved. There are significant restrictions to the dissolution process, which are outlined in the LP Agreement. The Fund invests in listed equity and fixed income securities. In 2025, UG entered into a subscription agreement to invest in the LP.

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. In 2025 and 2024, the Company recognized an other-than-temporary impairment of $725,032 and $900,149 on an equity security, respectively.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used as of December 31:

2025	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	20,510,250	20,510,250	0	0	20,510,250
Mortgage loans on real estate	14,402,304	13,637,402	0	0	13,637,402
Notes receivable	8,708,417	8,675,239	0	0	8,675,239
Policy loans	5,361,164	5,361,164	0	0	5,361,164
Accrued investment income	1,129,139	1,129,139	0	0	1,129,139

Liabilities
Policy claims and benefits payable	3,456,000	3,456,000	0	0	3,456,000
Dividend and endowment accumulations	14,568,544	14,568,544	0	0	14,568,544

2024	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Held to maturity redeemable preferred stock	$2,500,000	$2,500,000	$0	$0	$2,500,000
Equity securities, at cost	21,203,393	21,203,393	0	0	21,203,393
Mortgage loans on real estate	16,277,981	15,532,707	0	0	15,532,707
Notes receivable	12,672,175	12,750,201	0	0	12,750,201
Policy loans	5,692,565	5,692,565	0	0	5,692,565
Accrued investment income	1,264,416	1,264,416	0	0	1,264,416

Liabilities
Policy claims and benefits payable	3,847,214	3,847,214	0	0	3,847,214
Dividend and endowment accumulations	14,628,119	14,628,119	0	0	14,628,119

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

Note 4 - Reinsurance

As is customary in the insurance industry, the insurance subsidiary cedes insurance to, and assumes insurance from, other insurance companies under reinsurance agreements.  Reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk.  The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it.  However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies.  The Company sets a limit on the amount of insurance retained on the life of any one person.  The Company will not retain more than $125,000, including accidental death benefits, on any one life. As of December 31, 2025, the Company had gross insurance in-force of approximately $759 million of which approximately $154 million was ceded to reinsurers.  As December 31, 2024, the Company had gross insurance in-force of approximately $801 million of which approximately $162 million was ceded to reinsurers.

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

UG entered into a coinsurance agreement with Park Avenue Life Insurance Company (“PALIC”) effective September 30, 1996.  Under the terms of the agreement, UG ceded to PALIC substantially all of its then in-force paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  Under the terms of the agreement, UG sold 100% of the future results of this block of business to PALIC through a coinsurance agreement.  UG continues to administer the business for PALIC and receives a servicing fee through a commission allowance based on the remaining in-force policies each month.  PALIC has the right to assumption reinsure the business, at its option, and transfer the administration.  The Company is not aware of any such plans.  PALIC’s ultimate parent, The Guardian Life Insurance Company of America (“Guardian”), currently holds an “A++” (Superior) rating from A.M. Best. The PALIC agreement accounts for approximately 63% and 64% of UG’s reinsurance reserve credit, as of
 December 31, 2025 and 2024, respectively

The Company does not have any short-duration reinsurance contracts.  The effect of the Company’s long-duration reinsurance contracts on premiums earned in 2025 and 2024 were as follows:
	2025	2024
	Premiums Earned	Premiums Earned
Direct	$7,325,342	$7,567,703
Assumed	0	0
Ceded	(2,504,514)	(2,280,397)
Net Premiums	$4,820,828	$5,287,306

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

	2025	2024
Cost of insurance acquired, beginning of year	$1,401,081	$2,036,896

Interest accretion	263,074	339,372
Amortization	(877,240)	(975,187)
Net amortization	(614,166)	(635,815)
Cost of insurance acquired, end of year	$786,915	$1,401,081

Estimated net amortization expense of cost of insurance acquired for the next three years is as follows:

	Interest Accretion	Amortization	Net Amortization
2026	189,374	799,520	610,146
2027	116,157	292,926	176,769

Note 6 – Future Policy Benefits

In 2024 and 2025, the Company updated the net premium ratio when updating for actual historical experience; future cash flow assumptions were reviewed and updated if appropriate.

The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited-payment contracts.

2025	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$4,293,082	$22,118,278	$(12,243,574)	$26,826,750	$(7,950,492)	$48,945,028
Beginning balance at original discount rate	4,711,513	24,563,973	(13,416,148)	30,636,495	(8,704,635)	55,200,468
Effect of changes in CF considerations	0	0	0	0	0	0
Effect of actual variances from expected	(262,585)	(280,702)	682,111	745,613	419,526	464,911

Adjusted beginning of period balance	4,448,928	24,283,271	(12,734,037)	31,382,108	(8,285,109)	55,665,379
New issuances	0	0	0	0	0	0
Interest accrual	276,217	666,132	1,456,932	931,928	1,733,149	1,598,060
Premiums	(531,263)	0	(21,119)	0	(552,382)	0
Benefit Payments	0	(1,980,822)	0	(1,350,001)	0	(3,330,823)

Ending balance at original discount rate	4,193,882	22,968,581	(11,298,224)	30,964,035	(7,104,342)	53,932,616
Effect of changes in discount rate	(221,967)	(1,366,914)	602,241	(2,364,596)	380,274	(3,731,510)

Balance, end of year	3,971,915	21,601,667	(10,695,983)	28,599,439	(6,724,068)	50,201,106

Net liability for future policy benefits	$17,629,752	$39,295,422	$56,925,174

Deferred profit liability	$0	$900,725	$900,725

2024	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Valueof Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$4,841,139	$23,939,915	$(14,120,899)	$27,427,297	$(9,279,760)	$51,367,212
Beginning balance at original discount rate	5,238,718	26,174,674	(15,278,125)	30,714,753	(10,039,407)	56,889,427
Effect of changes in CF considerations	0	0	0	0	0	0
Effect of actual variances from expected	(248,753)	(248,753)	259,188	259,188	10,435	10,435

Adjusted beginning of period balance	4,989,965	25,925,921	(15,018,937)	30,973,941	(10,028,972)	56,899,862
New issuances	0	0	0	0	0	0
Interest accrual	319,782	859,698	1,625,467	937,416	1,945,249	1,797,114
Premiums	(598,234)	0	(22,678)	0	(620,912)	0
Benefit Payments	0	(2,221,646)	0	(1,274,862)	0	(3,496,508)

Ending balance at original discount rate	4,711,513	24,563,973	(13,416,148)	30,636,495	(8,704,635)	55,200,468
Effect of changes in discount rate	(418,431)	(2,445,695)	1,172,574	(3,809,745)	754,143	(6,255,440)

Balance, end of year	4,293,082	22,118,278	(12,243,574)	26,826,750	(7,950,492)	48,945,028

Net liability for future policy benefits	$17,825,196	$39,070,324	$56,895,520

Deferred profit liability	$0	$585,356	$585,356

The following table reconciles the net liability for future policy benefits to the liability for future policy benefits in the consolidated balance sheet. The DPL for the limited pay products is presented together with the liability for future policy benefits in the consolidated balance sheet. Furthermore, there is a block of participating policies that was deemed outside the scope of the changes related to the LFPB as a result of ASU 2018-12. Thus this block continues to hold reserves consistent with historical. Lastly, a block that is  100% coinsured to Park Avenue Life Insurance Company (PALIC) was not considered in the roll forwards. The Company continues to hold a gross reserve utilizing an approach consistent with the pre-ASU-2018-12 reserves, with a net liability of zero.

	2025	2024
Traditional Premium Paying	$17,629,752	$17,825,196
Traditional Limited Pay	40,196,147	39,655,680
Participating Policies	40,810,267	41,375,952
Miscellaneous Reserves	2,108,019	2,228,232
PALIC	13,559,661	13,985,444
Policyholder account balances	92,921,066	95,240,031
A&H	67,452	72,225
Total	$207,292,364	$210,382,760

The undiscounted expected future benefit payments and gross premiums as of December 31, 2025, and 2024 are summarized as follows:

	Undiscounted	Original Present Value	Current Present Value
December 31, 2025
Gross Premiums	$14,084,084	$10,050,245	$9,518,196
Benefits	82,946,945	53,932,616	50,201,107

December 31, 2024
Gross Premiums	$15,685,770	$11,163,158	$10,172,285
Benefits	85,181,021	55,200,468	48,945,028

The weighted-average interest rates as of December 31, 2025, and 2024 are summarized as follows:

	2025	2024
Original discount rate	3.93%	3.93%
Current discount rate	4.69%	5.22%

The weighted-average durations of the liability in years as of December 31, 2025, and 2024 are summarized as follows:

	2025	2024
Original duration of the liability in years	9.99	10.07
Current duration of the liability in years	8.91	8.32

The actual experience during the years ended December 31, 2025, and 2024 compared to what was expected for the years ended December 31, 2025 and 2024 is summarized as follows:

2025	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$157,008,248	$3,598,466	$885,564	$285,559	$4,769,589
Expected rate		2.29%	0.56%	0.18%	3.04%
Actual	$158,587,672	$3,330,823	$773,521	$261,502	$4,365,846
Actual rate		2.10%	0.49%	0.16%	2.75%
Actual to expected ratio		92.56%	87.35%	91.58%	91.54%

2024	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$165,135,152	$3,651,433	$912,748	$199,569	$4,763,750
Expected rate		2.21%	0.55%	0.12%	2.88%
Actual	$166,046,836	$3,496,507	$630,305	$270,277	$4,397,089
Actual rate		2.11%	0.38%	0.16%	2.65%
Actual to expected ratio		95.76%	69.06%	135.43%	92.30%

Significant assumption inputs to the calculation of the liability for future policy benefits for the nonparticipating traditional and limited pay products include mortality, lapses and discount rates. Given limited credibility, the Company did not make any assumption changes since transition.

Policyholders’ Account Balances include universal life and annuity contracts.

The composition of universal life and annuities included in Policyholders’ Account Balances as of December 31, 2025, and 2024 is summarized as follows:

	2025	2024
Annuity	$24,769,354	$25,403,323
Universal life	68,151,712	69,836,708
Total policyholder account balances	$92,921,066	$95,240,031

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of December 31, 2025, and 2024 are presented as follows:

2025	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$767,693	$0	$0	$0	$767,693
2.00% to 2.99%	194,618	0	0	0	194,618
3.00% to 3.99%	5,329,266	0	0	0	5,329,266
Greater than 4.00%	68,515,472	194,570	17,919,447	0	86,629,489
Total	$74,807,049	$194,570	$17,919,447	$0	$92,921,066

2024	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$755,992	$0	$0	$0	$755,992
2.00% to 2.99%	222,500	0	0	0	222,500
3.00% to 3.99%	5,452,077	0	0	0	5,452,077
Greater than 4.00%	70,826,597	208,114	17,774,751	0	88,809,462
Total	$77,257,166	$208,114	$17,774,751	$0	$95,240,031

The change in the policyholders account balances for the years ended December 31, 2025, and 2024 are summarized as follows:

	2025		2024
	Universal Life	Annuity	Universal Life	Annuity
Balance, beginning of year	$69,836,708	$25,403,323	$72,039,750	$26,138,652
Issuances	0	0	0	0
Premiums received	3,571,786	134,694	3,610,098	162,143
Policy charges	(5,219,692)	0	(5,296,915)	0
Benefit payments	(1,480,829)	(966,704)	(1,712,845)	(626,137)
Surrenders and withdrawals	(1,003,258)	(831,169)	(1,381,331)	(1,313,437)
Interest credited	2,446,997	1,029,210	2,577,951	1,042,102

Balance, end of year	$68,151,712	$24,769,354	$69,836,708	$25,403,323
Weighted average crediting rate	4.42%	4.00%	4.41%	3.99%
Cash surrender value	$53,905,671	24,769,354	$55,593,507	25,403,323

Note 7 – Income Taxes

UTG and UG file separate federal income tax returns.

Income tax expense (benefit) consists of the following components:

	2025	2024
Current federal tax expense (benefit)	$1,825,428	$2,107,419
Current state and local tax expense (benefit)	26,684	55,202
Deferred tax	2,848,451	10,898,855
Income tax expense	$4,700,563	$13,061,476

The expense for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 21% as of December 31, 2025 and 2024, before income taxes as a result of the following differences:

	2025		2024
Tax computed at statutory rate	$4,592,167	21.0%	$13,265,118	21.0%
Changes in taxes due to:
Non-controlling interest	(18,266)	-0.1%	(20,930)	-0.1%
Dividend received deduction	(98,615)	-0.4%	(143,534)	-0.2%
Oil and gas royalty's depletion	(79,790)	-0.4%	(104,115)	-0.1%
Other, including prior year true up	305,067	1.4%	64,937	0.1%
Income tax expense	$4,700,563	21.5%	$13,061,476	20.7%

The following table summarizes the major components that comprise the net deferred tax liability as reflected in the balance sheets:

	2025	2024
Investments	$26,597,993	$23,066,656
Cost of insurance acquired	165,252	294,227
Management/consulting fees	(7,301)	(7,596)
Future policy benefits	(664,261)	(600,175)
Deferred gain on sale of subsidiary	1,387,490	1,387,490
Other liabilities	(1,032,561)	(786,095)
LTDI reserves adjustment	1,219,783	1,659,304
Reserves adjustment	0	48,051
Federal tax DAC	(197,827)	(229,697)
Loan loss reserve	(80,850)	(100,800)
Deferred tax liability	$27,387,718	$24,731,365

At December 31, 2025 and 2024, the Company had gross deferred tax assets of $2,431,542 and $2,175,830, respectively, and gross deferred tax liabilities of $29,819,260 and $26,907,195, respectively, resulting from temporary differences primarily related to the life insurance subsidiary.  A valuation allowance is to be provided when it is more likely than not that deferred tax assets will not be realized by the Company. No valuation allowance has been recorded relating to the Company’s deferred tax assets since, in Management’s judgment, the Company will more likely than not have sufficient taxable income in future periods to fully realize its existing deferred tax assets.

The Company’s Federal income tax returns are periodically audited by the Internal Revenue Service (“IRS”). There are currently no examinations in process, nor is Management aware of any pending examination by the IRS.  The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently need to be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has evaluated its tax positions, expiring statutes of limitations, changes in tax law and new authoritative rulings and believes that no disclosure relative to a provision of income taxes is necessary, at this time, to cover any uncertain tax positions. Tax years that remain subject to examination are the years ended December 31, 2022 2023 2024 2025.

The Company classifies interest and penalties on underpayment of income taxes as income tax expense.  No interest or penalties were included in the reported income taxes for the years presented.  The Company is not aware of any potential or proposed changes to any of its tax filings.

Note 8 – Credit Arrangements

At December 31, 2025 and 2024, the Company had the following line of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2024	Borrowings	Repayments	December 31, 2025
Line of Credit:
UG - CMA	10/21/2021	10/2/2026	$25,000,000	0	0	0	$0

During October of 2025, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to  90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,806,771.The Company has no outstanding borrowings on the CMA at December 31, 2025 nor had any borrowing activity during 2025.

Note 9 – Commitments and Contingencies

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $0 and $745,561 at December 31, 2025 and 2024, respectively.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $625,000 and $3,250,000 at December 31, 2025 and 2024, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnership. The amounts of the unfunded commitments were $23,174,978 and $14,316,279 at December 31, 2025 and 2024, respectively.

Note 10 – Shareholders’ Equity

Director Compensation - Effective January 1, 2018, a compensation arrangement was approved whereby each outside Director annually received $5,000 as a retainer and $2,500 per meeting attended. Effective January 1, 2025, the compensation arrangement was revised to increase the per meeting amount from $2,500 to $3,750.  The compensation is be paid in the form of UTG, Inc. common stock.  The value is determined annually on the close of business December 20th or the next business day should December 20th be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG’s Director Compensation policy provides that Directors who are employees of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.

In December of 2025, the Company issued 2,673 shares of its common stock as compensation to the Directors. The shares were valued at $59.80 per share, the market value at the date of issue. During 2025, the Company recorded $159,845 in operating expense related to the stock issuance.  In December of 2024, the Company issued 4,539 shares of its common stock as compensation to the Directors. The shares were valued at $28.09 per share, the market value at the date of issue. During 2024, the Company recorded $127,501 in operating expense related to the stock issuance.

Other Compensation - During 2025, the Company issued 481 shares of stock to management and employees as compensation at a cost of $13,974.  During 2024, the Company issued 11,867 shares of stock to management and employees as compensation at a cost of $349,312.  These awards are determined at the discretion of the Board of Directors.

Stock Repurchase Program - The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock. At a meeting of the Board of Directors in March of 2025, the Board of Directors of UTG authorized the repurchase of up to an additional $2 million of UTG’s common stock, for a total repurchase of $26 million of UTG’s common stock in the open market or in privately negotiated transactions since inception of the program. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During 2025, the Company repurchased 18,449 shares through the stock repurchase program for $782,812. Through December 31, 2025, UTG has spent $21,622,367 in the acquisition of 1,399,269 shares under this program.

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

The Company has reserved for issuance, an aggregate of 300,000 shares of common stock under the Plan. As of December 31, 2025, 96,250 options have been granted, and 203,750 options remained under the Plan for future issuance.

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

The following table provides a summary of option activity under the Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (1)
Outstanding at December 31, 2024	-	$-	-	$-
Granted September 4, 2025	96,250	44.69	8.89	-
Outstanding at December 31, 2025	96,250	44.69	8.89	-

Exercisable at December 31, 2025	-	$-	-	$-

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of December 31, 2025.

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

The weighted-average grant-date fair value of options granted during 2025 was $18.32 per share. There are no options exercisable under the Plan as of December 31, 2025.

During 2025, the Board of Directors and Compensation Committee granted $1,763,747 of stock options with service-based conditions to certain employees and officers of the Company. Compensation expense related to awards with service requirements is recognized over a straight-line basis based on grant date fair value over the associated service period of the award, which is typically the vesting period. The options granted in 2025 will vest annually over a five-year period.

Total unrecognized compensation expense related to non-vested stock options granted under the Plan was $1,646,164 as of December 31, 2025, with the cost expected to be recognized over a weighted-average period of approximately 4.67 years.

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

The components of basic and diluted EPS were as follows:

	2025	2024
Basic weighted average shares outstanding	3,150,603	3,165,541
Weighted average dilutive options outstanding	3,580	0
Diluted weighted average shares outstanding	3,154,183	3,165,541

Statutory Restrictions - Restrictions exist on the flow of funds to UTG from its insurance subsidiary.  Statutory regulations require life insurance subsidiaries to maintain certain minimum amounts of capital and surplus. UG is required to maintain minimum statutory surplus of $2,500,000. At December 31, 2025, substantially all of the consolidated shareholders’ equity represents net assets of UTG’s subsidiaries.

UG is domiciled in the state of Ohio. Ohio requires notification within 5 business days to the insurance commissioner following the declaration of any ordinary dividend and at least ten calendar days prior to payment of such dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory net income or b) 10% of statutory capital and surplus.  Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $0 to UTG in 2025 and 2024, respectively. No extraordinary dividends were paid during the two year period.

Note 11 - Statutory Accounting

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

The following table reflects UG’s statutory basis net income and capital and surplus (shareholders’ equity) as of December 31:

	2025	2024
Net income	$(1,901,822)	$7,730,512
Capital and surplus	108,303,850	104,126,189

Note 12 – Related Party Transactions

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $156,812 and $165,590 during 2025 and 2024, respectively. At the end of 2025, FSBI fully repaid the trust preferred security.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2025 and 2024, UTG paid $331,432 and $332,445 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2025 and 2024, UG paid $8,025,341 and $7,480,761, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $18,726 and $20,137 in servicing fees and $0 and $26,665 in origination fees to FSNB during 2025 and 2024, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $1,432,103 and $1,217,395 in 2025 and 2024, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities owned or associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2025 and 2024, the Company received reimbursements of $1,661,687 and $1,605,028, respectively. These costs are eliminated for consolidation of these entities, where applicable.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2025 and 2024.

Note 13 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses for the periods ended December 31:

	2025	2024
Interest	$0	$23,169
Federal income tax	1,050,000	770,000

Note 14 - Concentrations

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

Because UTG serves primarily individuals located in three states, the ability of our customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of December 31, 2025 and 2024, approximately 53% and 52%, respectively, of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in-force at December 31, 2025 and 2024.  Insurance ceded represented 34% and 30% of premium income for 2025 and 2024, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry.  These investments represented approximately 35% and 34% of the Company’s total invested assets at December 31, 2025 and 2024, respectively. The following table provides an allocation of the oil and gas investments by type as of December 31:

2025	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,061,720	$1,061,720
Equity securities, at fair value	136,129,315	0	136,129,315
Equity securities, at cost	3,904,565	0	3,904,565
Investment real estate	9,879,784	0	9,879,784
Notes receivable	1,875,000	0	1,875,000
Total	$151,788,664	$1,061,720	$152,850,384

2024	Land, Minerals & Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,068,400	$1,068,400
Equity securities, at fair value	124,155,007	0	124,155,007
Equity securities, at cost	4,863,572	0	4,863,572
Investment real estate	5,677,061	0	5,677,061
Notes receivable	1,875,000	0	1,875,000
Total	$136,570,640	$1,068,400	$137,639,040

As of December 31, 2025 and 2024, the Company owned four equity securities that represented approximately 79% and four securities that represented approximately 81%, respectively, of the total investments associated with the oil and gas industry.

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

Note 15 – Segment Information

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

Note 16 – Selected Quarterly Financial Data

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore does not have to provide the information required by this item.

Note 17 – Adoption of Accounting Standards

In August 2018, the FASB issued updated guidance, Accounting Standards Update 2018-12 (ASU 2018-12) to the existing recognition, measurement, presentation and disclosure requirements for long-duration contracts issued by an insurance entity. This update improved the timeliness of recognizing changes in the liability for future policy benefits, modified the rate used to discount future cash flows, simplified and improved accounting for certain market-based options or guarantees associated with deposit (i.e., account balance) contracts, simplified the amortization of deferred acquisitions costs and expanded required disclosures.

The expanded disclosure requires an insurance entity to provide disaggregated roll forwards of beginning to ending balances of the following: liability for future policy benefits, policyholder account balances, market risk benefits, separate account liabilities and deferred acquisition costs including disclosure about, changes to and effect of changes for significant inputs, judgments, assumptions and methods used in measurements.

The Company adopted ASU 2018-12 on December 31, 2025, for the liability for future policy benefits. ASU 2018-12 was adopted on a modified retrospective basis such that the balance for the liability for future policy benefits was adjusted to conform to ASU 2018-12 effective January 1, 2024. With respect to an analysis for market risk benefits, the Company concluded that it had no market-based options or guarantees associated with its liability for policyholders’ account balances. Also, the Company does not currently have a deferred acquisition cost asset and did not have such an asset at January 1, 2024.

Based upon the adoption of ASU 2018-12, there was no cumulative effect adjustment recorded to retained earnings, net of tax, and a cumulative effect adjustment of $4,962,670 was recorded as an increase to Accumulated Other Comprehensive Income, net of tax, as of January 1, 2024.

The impact to Accumulated Comprehensive Income is a result of the difference between the locked in rate and the current rate.

The increase (decrease) on the impacted caption in the consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive income, and consolidated statements of cash flows related to the retrospective cumulative effect adjustments of ASU 2018-12 is summarized as follows:

	As Previously
December 31, 2024	Reported	Adjustments	As Restated
Consolidated Balance Sheets
Future policy benefits	$218,284,203	$(7,901,443)	$210,382,760
Deferred income taxes	23,072,061	1,659,304	24,731,365
Retained earnings	180,631,577	704,570	181,336,147
Accumulated other comprehensive income (loss)	(2,942,313)	5,537,569	2,595,256

Consolidated Statements of Operations
Benefits, claims and settlement expenses: Life	$13,740,517	$(891,861)	$12,848,656
Operating expenses	9,429,857	(55,202)	9,374,655
Income tax expense	12,818,983	242,493	13,061,476
Net income attributable to common shareholders	49,301,515	704,570	50,006,085
Basic income per share	15.57	0.23	15.80
Diluted income per share	15.57	0.23	15.80

Consolidated Statements of Comprehensive Income (Loss)
Net income	$49,401,181	$704,570	$50,105,751
Subtotal: Other comprehensive income (loss), net of tax	(221,731)	574,899	353,168
Comprehensive income attributable to UTG, Inc.	49,079,784	1,279,469	50,359,253

Consolidated Statements of Cash Flows
Net income	$49,401,181	$704,570	$50,105,751
Provision for deferred income tax expense	10,711,564	187,291	10,898,855
Change in policy liabilities and accruals	(3,005,006)	(891,861)	(3,896,867)

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

Our Management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025 and, based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).  Based on Management’s assessment, Management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting since December 31, 2025, in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15(e) and 15d-15(e), that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors

In accordance with the laws of Delaware and the Certificate of Incorporation and Bylaws of UTG, as amended, UTG is managed by its executive officers under the direction of the Board of Directors.  The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 2025, the Board met five times.  During 2025, all Directors attended at least 75% of all meetings of the Board and meetings of committees of the Board. Our Board of Directors does not have a policy requiring directors to attend annual meetings of shareholders.  All Board members attended our 2025 annual shareholders’ meeting, except for Preston Correll.

The Board of Directors has an Audit Committee consisting of Messrs. Molnar, Harmon, and Cortines. Our Board has determined that each of the members of the Audit Committee meets the criteria for independence under the NASDAQ listing standards.  The Audit Committee performs such duties as outlined in the Company’s Audit Committee Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, internal accounting and control systems of UTG, the nature of services performed for UTG and the fees to be paid to the independent auditors, the performance of UTG’s independent and internal auditors and the accounting practices of UTG.  The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met four times in 2025.

The Board has reviewed the qualifications of each member of the audit committee and determined one member of the committee, Gabriel Molnar, meets the definition of an “audit committee financial expert” as defined in Item 407 of Regulation S-K.

The Board of Directors has a Compensation Committee consisting of Messrs. Darden, Cortines, and Ochs.  Our Board has determined that each of the members of the Compensation Committee meets the criteria for independence under the NASDAQ listing standards.  The Compensation Committee performs such duties as outlined in the Company’s Compensation Committee Charter.  The Compensation Committee reviews and acts or reports to the Board with respect to various compensation matters relative to the Company’s executive officers.  The Compensation Committee has the authority to delegate appropriate matters to subcommittees as the Committee may determine in its discretion. The Compensation Committee met one time in  2025.

Under UTG’s By-Laws, the Board of Directors should be comprised of at least six and no more than eleven Directors.  At December 31, 2025, the Board consisted of eight Directors. Shareholders elect Directors to serve for a period of one year at UTG’s annual shareholders’ meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Directors and officers of UTG file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated there under.  UTG is not aware of any individuals who filed late with the Securities and Exchange Commission during 2025.  SEC filings may be viewed from the Company’s Web site  www.utgins.com.

Audit Committee Report to Shareholders

In connection with the December 31, 2025 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with Management; (2) discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended, (AICPA, Professional Standards, Vol. 1 AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and (3) received the written disclosures and the letter from its independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.  Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC for the last fiscal year.

Members of the Company’s Audit Committee:

Gabriel J. Molnar	Committee Chairman
Thomas E. Harmon
John M. Cortines

The following information with respect to business experience of the Board of Directors has been furnished by the respective Directors or obtained from the records of UTG.

Name, Age	Position with the Company, Business Experience and Other Directorships

Jesse T. Correll, 69
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

Preston H. Correll, 45

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

John M. Cortines, 37

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

Thomas F Darden, II, 71

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

Thomas E. Harmon, 71	Mr. Darden is the Founder and Chief Executive Officer of Cherokee, an investment

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

Gabriel J. Molnar, 39

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

Peter L. Ochs, 74

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

Charles W. Perry, 43
Director of UTG and Universal Guaranty Life Insurance Company since September 2025. Mr. Perry is the co-founding partner and member of PBX since 2012 to present. He is also co-founder and CEO of Master Mineral Holdings l, LP and Master Mineral Holdings II, LP, Master Mineral Holdings III, LP, a mineral acquisition company with a focus on the Appalachian Basin, since 2009 to present. He has also served as Founder and Managing Partner of Voyage Energy, an oil and gas investment company, since 2011 to present. He has worked in other various aspects of the oil and gas industry for 20 years. Mr. Perry holds a Bachelor of Business Administration degree in Business Finance from Texas Tech University. He has been a part of Teen Flow board since 2012 as well as trustee for Abell-Hanger Foundation since 2024. He has served on other non-profit boards throughout his career.

Executive Officers and significant employees of UTG

More detailed information on the following executive officers of UTG appears under “Directors”:

Jesse T. Correll	Chairman of the Board, Chief Executive Officer, and President

Other executive officers of UTG are set forth below:

Name, Age	Position with UTG and Business Experience
Theodore C. Miller, 63

Senior Vice President and Chief Financial Officer of UTG, Inc. and Universal Guaranty Life Insurance Company since 1997; Senior Vice President and Chief Financial Officer of subsidiary companies since 1997; and Chief Financial Officer of First Southern Bancorp, Inc. and First Southern National Bank since 2016.

Daniel T. Roberts, 43

Vice President of UTG, Inc and Universal Guaranty Life Insurance Company since February 2023. President of Universal Guaranty Life Insurance Company since September 2023; Vice President of First Southern Bancorp, Inc. and First Southern National Bank since 2023 and served in various capacities since 2016.

Douglas P. Ditto, 70

Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2009; Chief Investment Officer from 2009 to 2012; Assistant Vice President from June 2003 to June 2009; Executive Vice President of First Southern Bancorp, Inc. since March 1985.

Casey J. Willis, 49
Vice President of UTG, Inc. and Universal Guaranty Life Insurance Company since June 2017.  Mr. Willis’ primary responsibilities and expertise is in the purchase and sale of land with an emphasis on timberland properties.

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

Item 11. Executive Compensation

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by UTG’s Chief Executive Officer, and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 during UTG’s last fiscal year:

Name and Principal position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll Chief Executive Officer	2025	$225,000	$350,000	$0	$13,331	$588,331
	2024	217,500	9	234,991	13,050	465,550
Douglas P. Ditto Vice President	2025	206,250	300,000	0	11,953	518,203
	2024	187,500	200,000	0	11,250	398,750
Daniel T. Roberts Vice President	2025	105,000	150,000	0	6,188	261,188
Theodore C. Miller Chief Financial Officer	2025	120,000	130,000	0	7,144	257,144
	2024	117,500	69,900	30,100	7,050	224,550
Casey J. Willis (3) Vice President	2025	210,000	250,000	0	12,400	472,400
	2024	200,000	300,000	49,998	12,000	561,998

(1)	Stock awards in the form of an annual bonus of 0 and 11,726 shares were issued in 2025 and 2024, respectively.
(2)	All Other Compensation consists of matching contributions to an Employee Savings Trust 401(k) Plan
(3)	Casey Willis is not deemed to be an executive officer.

Outstanding Equity Awards at Fiscal Year End

On June 27, 2025, the UTG shareholders approved a stock option plan for the Company which provides for the grant of qualified incentive stock options and nonqualified stock options to employees, directors, consultants, and advisors.  The plan has an aggregate of 300,000 shares that can be granted.  The purpose of the plan is to enable the Company to attract and retain they types of employees, officers, directors, consultants, and advisors who will contribute to UTG long-range success and to promote the successes of UTG’s business through the award of options to purchase shares of common stock of UTG.  The plan terminates 10 years from the approval by shareholders.

On September 4, 2025, the Company’s compensation committee granted stock options to certain employees of the Company including certain named executive officers and significant employees.

The following table reflects the stock options outstanding issued to the named executive officers and other significant employees as of December 31, 2025:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Jesse T. Correll, Chief Executive Officer	0	15,000	$48.40	September 4, 2030
Douglas P. Diito, Vice President	0	15,000	$44.00	September 4, 2035
Daniel T. Roberts, Vice President	0	15,000	$44.00	September 4, 2035
Theodore C. Miller, Chief Financial Officer	0	10,000	$44.00	September 4, 2035
Casey J. Willis, Vice President	0	15,000	$44.00	September 4, 2035

The shares granted will vest evenly over a 5-year period starting one year after the grant date.

Compensation of Directors

Effective January 1, 2025, a new compensation arrangement was approved whereby each outside Director annually receives $5,000 as a retainer and $3,750 per meeting attended.  The compensation, however, is paid in UTG Common Stock.  The value is determined annually on the close of business December 20 or the next business day should December 20 be a weekend or holiday, based on the activity of the year just ending.  Reasonable travel expenses are reimbursed in cash as incurred.  UTG's Director Compensation policy provides that Directors who are officers of UTG or its affiliates do not receive any compensation for their services as Directors except for reimbursement for reasonable travel expenses for attending each meeting.  The following table reflects compensation paid to all Directors who served in  2025.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Jesse T. Correll, Chief Executive Officer	$0	$0	$0	$0
Charles W. Perry, Director	0	12,500	0	12,500
Preston H. Correll, Director	0	20,000	0	20,000
John M. Cortines, Director	0	23,750	0	23,750
Thomas F. Darden, II, Director	0	23,750	0	23,750
Howard L. Dayton, Director (retired during 2025)	0	16,250	0	16,250
Thomas E. Harmon, Director	0	20,000	0	20,000
Gabriel J. Molnar, Director	0	23,750	0	23,750
Peter L. Ochs, Director	0	20,000	0	20,000

(1) Market value of stock on earned date was $59.80 per share.
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

Title		Amount	Percent
of	Name and Address	and Nature of	Of
Class	of Beneficial Owner (2)	Beneficial Ownership	Class (1)

Common	Jesse T. Correll	154,312	(3)(5)	4.9%
Stock, no	First Southern Bancorp, Inc.	1,406,785	(3)(4)(5)	44.8%
par value	First Southern Funding, LLC	486,957	(3)(4)(5)	15.5%
	First Southern Holdings, LLC	1,201,876	(3)(4)(5)	38.3%
	WCorrell, Limited Partnership	72,750	(3)(5)	2.3%
	Cumberland Lake Shell, Inc.	128,750	(5)	4.1%

(1) The percentage of shares owned is based on 3,140,988 shares of Common Stock outstanding as of February 1, 2026.
(2) The address for each of Jesse Correll, First Southern Bancorp, Inc. (“FSBI”), First Southern Funding, LLC (“FSF”), First Southern Holdings, LLC (“FSH”), and WCorrell, Limited Partnership (“WCorrell LP”), is 205 North Depot Street, Stanford, Kentucky 40484. The address for Cumberland Lake Shell, Inc. (“CLS”) is P.O. Box 430, 150 Railroad Drive, Somerset, Kentucky 42502.

(3) The share ownership of Jesse Correll listed includes 81,562 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 82% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 45%, companies he controls own approximately 17%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH.

(4) The share ownership of FSBI consists of 204,909 shares of Common Stock held by FSBI directly and 1,201,876 shares of Common Stock held by FSH of which FSBI is a 99% member and FSF is a 1% member. As a result, FSBI may be deemed to share the voting and dispositive power over the shares held by FSH.

(5) According to the Schedule 13D, as amended, filed May 6, 2025, Jesse Correll, FSBI, FSF and FSH, have agreed in principle to act together for the purpose of acquiring or holding equity securities of UTG. In addition, because of their relationship with these Reporting Persons, Cumberland Lake Shell, Inc. and WCorrell Limited Partnership may also be deemed to be members of this group. Therefore, each may be deemed to have acquired beneficial ownership of the equity securities of UTG beneficially owned by each of the Reporting Persons.

Security Ownership of Management of UTG

The following tabulation shows with respect to each of the Directors of UTG, UTG’s Chief Executive Officer and each of UTG’s two most highly compensated executive officers whose salary plus bonus exceeded $100,000 for fiscal 2025, and with respect to all executive officers and Directors of UTG as a group:  (i) the total number of shares of Common Stock beneficially owned by such person as of February 1, 2025 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Ownership	Class (1)

UTG’s	Jesse T. Correll	Stanford, KY	2,176,804	(2)	69.3%
Common	Preston H. Correll	Stanford, KY	3,816	(3)	*
Stock, no	John M. Cortines	Georgetown, TN	3,749	(4)	*
Par value	Thomas F. Darden, II	Raleigh, NC	64,411		2.1%
	Douglas P. Ditto	Danville, KY	50,394	(6)	1.6%
	Thomas E. Harmon	Springfield, IL	4,977		*
	Theodore C. Miller	Stanford, KY	16,292		*
	Gabriel J. Molnar	Louisville, KY	4,464		*
	Peter L. Ochs	Valley Center, KS	8,868	(7)	*
	Daniel T. Roberts	Stanford, KY	1,856	(8)	*
	Charles W. Perry	Midland, TX	209		*
	All Directors and executive officers as a group (eleven in number)		2,335,840		74.7%

* Less than 1%

(1) The percentage of outstanding shares for UTG is based on 3,140,988 shares of Common Stock outstanding as of February 1, 2026.
(2) The share ownership of Jesse Correll listed includes 81,562 shares of Common Stock owned by him individually. The share ownership of Mr. Correll also includes 72,750 shares of Common Stock held by WCorrell, Limited Partnership, a limited partnership in which Jesse Correll serves as managing general partner and as such, has sole voting and dispositive power over the shares held by the entity. In addition, by virtue of his ownership of voting securities of FSF and FSBI, and in turn, their ownership of 100% of the outstanding membership interests of FSH (the holder of 1,201,876 shares of Common Stock), Mr. Correll may be deemed to beneficially own the total number of shares of Common Stock owned by FSH, and may be deemed to share with FSH the right to vote and to dispose of such shares. Mr. Correll owns approximately 82% of the outstanding membership interests of FSF. Additionally, Mr. Correll owns directly approximately 45%, companies he controls own approximately 17%, and he has the power to vote but does not own an additional 2% of the outstanding voting stock of FSBI. FSBI and FSF in turn own 99% and 1%, respectively, of the outstanding membership interests of FSH
(3) Includes 3 shares held in street name.
(4) Includes 848 shares held in spouse’s IRA and 1,881 shares held in street name.
(5) Includes 473 shares held in street name.
(6) Includes 1,600 shares held in a retirement account, 800 shares in street name, and 2,500 shares held by two of his children, and 1,500 held by a third child.
(7) Includes 2,000 shares held in a trust for benefit of named individual.
(8) Includes 460 shares held in a retirement account.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors determined that seven of the eight current Directors are “independent” as defined by Rule 5605 of the NASDAQ listing standards.  The independent Directors are, Preston H. Correll, John M. Cortines, Thomas F. Darden, Thomas E. Harmon, Gabriel J. Molnar, Charles W. Perry and Peter L. Ochs.

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

On February 20, 2003, UG purchased $4 million of a trust preferred security offering issued by First Southern Bancorp, Inc. (“FSBI”).  The security has a mandatory redemption after 30 years with a call provision after 5 years.  The security pays a quarterly dividend at a fixed rate of 6.515%. The Company received dividends of $156,812 and $165,590 during 2025 and 2024, respectively. At December 31, 2025, FSBI fully repaid the trust preferred security.

On March 30, 2009, UG purchased $1 million of FSBI common stock.  The sale and transfer of this security is restricted by the provisions of a stock restriction and buy-sell agreement.

UTG has a 30.10% ownership interest in an aircraft that is jointly owned with First Southern National Bank and Bandyco, LLC. Bandyco, LLC is affiliated with the Estate of Ward F. Correll. Mr. Correll is the father of Jesse Correll and a former director of the Company. The aircraft is used for business related travel by various officers and employees of the Company. For years 2025 and 2024, UTG paid $331,432 and $332,445 for costs associated with the aircraft, respectively.

Effective January 1, 2007, UTG entered into administrative services and cost sharing agreements with its subsidiary. Under this arrangement, the subsidiary pays its proportionate share of expenses, based on an allocation formula. During 2025 and 2024, UG paid $8,025,341 and $7,480,761, respectively, in expenses. The Ohio Department of Insurance has approved the cost sharing agreement and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon accounting principles generally accepted in the United States of America.

The Company from time to time acquires mortgage loans through participation agreements with FSNB.  FSNB services the Company’s mortgage loans including those covered by the participation agreements.  The Company pays a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.  The Company paid $18,726 and $20,137 in servicing fees and $0 and $26,665 in origination fees to FSNB during 2025 and 2024, respectively.

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

The Company reimbursed expenses incurred by employees of FSNB relating to salaries, travel and other costs incurred on behalf of or relating to the Company and received reimbursements from FSNB. The Company paid $1,432,103 and $1,217,395 in 2025 and 2024, respectively to FSNB in net reimbursement of such costs.

Effective July 1, 2018, the Company assumed the employees of several smaller entities owned or associated with UTG. The purpose of this was to support the continued efforts to further streamline operations amongst associated entities. The salaries, benefits, and payroll related processing fees are 100% reimbursed by the associated entities on a monthly basis. During 2025 and 2024, the Company received reimbursements of $1,661,687 and $1,605,028, respectively. These costs are eliminated for consolidation of these entities, where applicable.

The Company rents a portion of the first floor and second floor of an 8,000 square foot, two-story office building, located in Stanford, KY. The first floor of the building is occupied by UTG and FSNB employees that are included in the shared services agreement between the two entities. The second floor is occupied by the customer service call centers for both UTG and FSNB employees. The building is owned by FSNB and UTG pays $2,000 per month in rent to FSNB for the portion of the building occupied by UTG employees. The Company paid rent of $24,000 to FSNB in 2025 and 2024.

Item 14. Principal Accountant Fees and Services

The Audit Committee is required to be directly responsible for the appointment, compensation and retention of the Company’s independent registered public accounting firm.  The Audit Committee appointed Kerber, Eck & Braeckel LLP (“KEB”) as the Company’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

Amounts paid to, or billed by, the Company’s principal accountant, during the two most recent fiscal years by category were as follows:

Audit Fees - Audit fees paid for these audit services in the fiscal years ended 2025 and 2024 totaled $135,189 and $143,000 respectively. Fees billed for the quarterly reviews of the Company’s financial statements totaled $47,025 and $39,375 for the years 2025 and 2024, respectively.

Audit Related Fees - No audit related fees were incurred by the Company from KEB for the years ended 2025 and 2024.

Tax Fees – For the years ended 2025 and 2024, the Company paid $17,500, relating to certain tax advice and electronic filing of certain federal and state income tax returns of the Company.

All Other Fees – For the years ended December 31, 2025 and 2024, the Company paid $13,125 and $12,500, respectively, for the audit of the Company's employee benefit plan. During 2025, the Company paid $1,550 for a consent letter relating to an S-8 filing.  During 2024, the Company paid no other fees to KEB.

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

10.4
Administrative Services and Cost Sharing Agreement dated as of January 1, 2007 between UTG, Inc. and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.11]..

10.5

Agreement regarding Mortgage Loans by and between First Southern National Bank and Universal Guaranty Life Insurance Company [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.12].

10.6	Universal Guaranty Participation Agreement-Purchased Loan [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.13].
10.7	Universal Guaranty Participation Agreement-Originated Loan [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2013 originally filed as Exhibit 10.14]..
10.8	Management Data, Inc. Software License Agreement [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.16].
10.9

Aircraft Joint Ownership Agreement by and among Bandyco, LLC, First Southern National Bank and UTG, Inc. dated August 11, 2014 [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.18]

10.10	Management Data, Inc. Software License Agreement [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2014 originally filed as Exhibit 10.16].
*10.11

Amendments to the Shared Services Agreement between UTG, Inc. and FSNB. Amendment #8 to the Shared Services Agreement effective January 1, 2025. [Prior amendments incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2018 originally filed as Exhibits 10.15, 10.16 and 10.17 and for the year ended December 31, 2023 filed as Exhibit 10.15].
.

*10.12	Form of Stock Option Grant Notice, including 2025 Stock Option Plan and the Notice of Exercise.

14.1	Code of Ethics and Business Conduct [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2023 originally filed as Exhibit 14.1].
14.2	Code of Ethical Conduct for Senior Financial Officers [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2023 originally filed as Exhibit 14.2].
*21.1	List of Subsidiaries of the Registrant.
*31.1	Certificate of Jesse T. Correll, Chairman of the Board Chief Executive Officer, and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certificate of Jesse T. Correll, Chairman of the Board, Chief Executive Officer, and President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Audit Committee Charter [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2024 originally filed as Exhibit 99.1].
99.2	Whistleblower Policy [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2024 originally filed as Exhibit 99.2].
99.3	Compensation Committee Charter [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2024 originally filed as Exhibit 99.3].
99.4	Investment Committee Charter [Incorporated by reference to the Registrant’s form 10-K, for the year ended December 31, 2024 originally filed as Exhibit 99.4].
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Jesse T. Correll	By: /s/ Thomas E. Harmon
Jesse T. Correll Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	Thomas Harmon Director

By: /s/ Preston H. Correll	By: /s/ Gabriel J. Molnar
Preston H. Correll Director	Gabriel J. Molnar Director

By: /s/	By: /s/
John M. Cortines Director	Peter L. Ochs Director

By: /s/ Thomas F. Darden II	By: /s/ Charles W. Perry
Thomas F. Darden II Director	Charles W. Perry Director

By: /s/ Theodore C. Miller
Theodore C. Miller Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer.)