Form 10-Q
period 2026-03-31
UTG INC
filed 2026-05-13
CIK 832480

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 3,139,393.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2026	2025*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $74,330,976 and $74,900,990)	$72,174,265	$73,159,589
Equity securities, at fair value (cost $126,001,547 and $127,220,244)	288,877,911	265,704,230
Equity securities, at cost	13,664,543	20,510,250
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $210,000 and $220,000)	13,625,829	14,402,304
Investment real estate, net	32,593,252	33,087,699
Notes receivable (net of credit loss reserve of $130,000 and $135,000)	8,257,713	8,708,417
Policy loans	5,267,121	5,361,164
Short-term investments	7,390,012	9,808,824
Total investments	441,850,646	430,742,477
Cash and cash equivalents	46,771,832	30,536,972
Accrued investment income	1,142,164	1,129,139
Reinsurance receivables:
Future policy benefits	23,184,745	23,215,542
Policy claims and other benefits	6,667,722	4,015,191
Cost of insurance acquired	634,378	786,915
Income tax receivable	0	15,180
Other assets	1,141,112	927,165
Total assets	$521,392,599	$491,368,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$113,562,735	$114,371,298
Policyholder account balances	91,720,214	92,921,066
Policy claims and benefits payable	6,208,011	3,456,000
Other policyholder funds	182,276	176,714
Dividend and endowment accumulations	14,490,086	14,568,544
Income taxes payable	1,506,100	0
Deferred income taxes	32,242,260	27,387,718
Other liabilities	4,911,254	5,794,974
Total liabilities	264,822,936	258,676,314
Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,140,682 and 3,142,470 shares outstanding	3,141	3,142
Additional paid-in capital	31,933,641	31,951,092
Retained earnings	221,852,934	198,416,066
Accumulated other comprehensive income	2,305,942	1,872,602
Total UTG shareholders' equity	256,095,658	232,242,902
Noncontrolling interest	474,005	449,365
Total shareholders' equity	256,569,663	232,692,267
Total liabilities and shareholders' equity	$521,392,599	$491,368,581

* Balance sheet audited at December 31, 2025.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Revenue:		(as restated)
Premiums and policy fees	$1,796,689	$1,914,317
Ceded reinsurance premiums and policy fees	(425,276)	(462,313)
Net investment income	3,295,336	3,118,736
Other income	64,606	66,181
Revenue before net investment gains	4,731,355	4,636,921
Net investment gains:
Other realized investment gains, net	3,548,793	975,769
Change in fair value of equity securities	28,213,466	16,290,482
Total net investment gains	31,762,259	17,266,251
Total revenue	36,493,614	21,903,172

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	6,830,388	3,175,746
Ceded reinsurance benefits and claims	(2,898,288)	(616,386)
Annuity	252,993	243,966
Dividends to policyholders	74,310	81,149
Commissions and amortization of deferred policy acquisition costs	(26,049)	(29,690)
Amortization of cost of insurance acquired	152,537	153,542
Operating expenses	2,373,577	2,120,334
Total benefits and other expenses	6,759,468	5,128,661

Income before income taxes	29,734,146	16,774,511
Income tax expense	6,272,638	3,798,295

Net income	23,461,508	12,976,216

Net income attributable to noncontrolling interests	(24,640)	(23,573)

Net income attributable to common shareholders	$23,436,868	$12,952,643

Amounts attributable to common shareholders
Basic income per share	$7.46	$4.10

Diluted income per share	$7.42	$4.10

Basic weighted average shares outstanding	3,141,417	3,156,550

Diluted weighted average shares outstanding	3,159,110	3,156,550

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
		(as restated)
Net income	$23,461,508	$12,976,216

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(415,310)	922,207
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	87,215	(193,664)
Unrealized holding gains (losses) arising during period, net of tax	(328,095)	728,543

Remeasurement gains (losses) on future policy benefits during period, pre-tax	963,842	(1,390,716)
Tax (expense) benefit on remeasurement gains (losses) on future policy benefits during the period	(202,407)	292,050
Remeasurement gains (losses) on future policy benefits during period, net of tax	761,435	(1,098,666)

Subtotal: Other comprehensive income (loss), net of tax	433,340	(370,123)

Comprehensive income	23,894,848	12,606,093

Less comprehensive income attributable to noncontrolling interests	(24,640)	(23,573)

Comprehensive income attributable to UTG, Inc.	$23,870,208	$12,582,520

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Three Months Ended March 31, 2026	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at January 1, 2026	$3,142	$31,951,092	$198,416,066	$1,872,602	$449,365	$232,692,267
Common stock issued during year	2	90,132	0	0	0	90,134
Treasury shares acquired and retired	(3)	(195,770)	0	0	0	(195,773)
Stock-based compensation expense	0	88,187	0	0	0	88,187
Net income attributable to common shareholders	0	0	23,436,868	0	0	23,436,868
Other comprehensive income	0	0	0	433,340	0	433,340
Gain attributable to noncontrolling interest	0	0	0	0	24,640	24,640
Balance at March 31, 2026	$3,141	$31,933,641	$221,852,934	$2,305,942	$474,005	$256,569,663

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Three Months Ended March 31, 2025 (as restated)	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at January 1, 2025	$3,159	$32,442,486	$181,336,147	$2,595,256	$459,455	$216,836,503
Common stock issued during year	1	13,973	0	0	0	13,974
Treasury shares acquired and retired	(3)	(96,021)	0	0	0	(96,024)
Net income attributable to common shareholders	0	0	12,952,643	0	0	12,952,643
Other comprehensive loss	0	0	0	(370,123)	0	(370,123)
Gain attributable to noncontrolling interest	0	0	0	0	23,573	23,573
Balance at March 31, 2025	$3,157	$32,360,438	$194,288,790	$2,225,133	$483,028	$229,360,546

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:		(as restated)
Net income	$23,461,508	$12,976,216
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	(4,787)	55,126
Realized investment gains, net	(3,548,793)	(975,769)
Change in fair value of equity securities	(28,213,466)	(16,290,482)
Change in allowance from credit losses	(15,000)	0
Amortization of cost of insurance acquired	152,537	153,542
Provision for deferred income taxes	4,739,351	3,750,347
Depreciation and depletion	494,447	375,893
Stock-based compensation	178,321	13,974
Charges for mortality and administration of universal life and annuity products	(1,332,337)	(1,354,014)
Interest credited to account balances	848,659	872,357
Change in accrued investment income	(13,025)	184,152
Change in reinsurance receivables	(2,621,734)	277,737
Change in policy liabilities and accruals	2,851,835	(1,523,417)
Change in income taxes receivable	1,521,280	47,948
Change in other assets and liabilities, net	(1,097,667)	(1,818,821)
Net cash used in operating activities	(2,598,871)	(3,255,211)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	2,242,178	3,000,000
Equity securities	16,110,094	2,331,830
Mortgage loans	1,228,381	1,096,597
Notes receivable	455,703	95,403
Policy loans	245,920	248,124
Short-term investments	2,500,000	0
Total proceeds from investments sold and matured	22,782,276	6,771,954
Cost of investments acquired:
Fixed maturities available for sale	(1,706,386)	0
Equity securities	(717,988)	(9,131,704)
Mortgage loans	(441,906)	(675,112)
Notes receivable	0	(1,318,133)
Real estate	0	(465,800)
Policy loans	(151,876)	(202,355)
Total cost of investments acquired	(3,018,156)	(11,793,104)
Net cash (used in) provided by investing activities	19,764,120	(5,021,150)

Cash flows from financing activities:
Policyholder contract deposits	1,013,884	1,025,008
Policyholder contract withdrawals	(1,748,500)	(1,158,017)
Purchase of treasury stock	(195,773)	(96,024)
Net cash used in financing activities	(930,389)	(229,033)

Net increase (decrease) in cash and cash equivalents	16,234,860	(8,505,394)
Cash and cash equivalents at beginning of period	30,536,972	45,263,967
Cash and cash equivalents at end of period	$46,771,832	$36,758,573

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2026, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company’s results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At March 31, 2026, Mr. Correll owns or controls directly and indirectly approximately 69% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the three months ended March 31, 2026, there were no additions to or changes in the critical accounting policies disclosed in the 2025 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

	Original or Amortized	Gross Unrealized	Gross Unrealized
March 31, 2026	Cost	Gains	Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,843,918	$23,851	$(159,801)	$22,707,968
U.S. special revenue and assessments	7,514,694	0	(99,155)	7,415,539
All other corporate bonds	43,972,364	89,444	(2,011,050)	42,050,758
Total fixed maturities, at fair value	$74,330,976	$113,295	$(2,270,006)	$72,174,265

	Original or Amortized	Gross Unrealized	Gross Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,839,422	$60,190	$(148,886)	$22,750,726
U.S. special revenue and assessments	7,516,321	0	(62,399)	7,453,922
All other corporate bonds	44,545,247	148,195	(1,738,501)	42,954,941
Total fixed maturities, at fair value	$74,900,990	$208,385	$(1,949,786)	$73,159,589

The amortized cost and estimated market value of fixed maturity securities at March 31, 2026, by contractual maturity, is shown below.

Fixed Maturity Securities

March 31, 2026	Amortized Cost	Fair Value
Due in one year or less	$26,613,198	$26,514,612
Due after one year through five years	25,184,612	25,021,098
Due after five years through ten years	7,960,994	7,498,425
Due after ten years	14,572,172	13,140,130
Total	$74,330,976	$72,174,265

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

The Company held below investment grade investments with an estimated market value of $0 as of March 31, 2026 and December 31, 2025.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

March 31, 2026	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$5,667,112	$(36,513)	$6,987,201	$(123,288)	$12,654,313	$(159,801)
U.S. special revenue and assessments	0	0	7,415,539	(99,155)	7,415,539	(99,155)
All other corporate bonds	2,059,175	(13,172)	33,390,720	(1,997,878)	35,449,895	(2,011,050)
Total fixed maturities	$7,726,287	$(49,685)	$47,793,460	$(2,220,321)	$55,519,747	$(2,270,006)

December 31, 2025	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$996,280	$(2,040)	$8,663,797	$(146,846)	$9,660,077	$(148,886)
U.S. special revenue and assessments	0	0	7,453,922	(62,399)	7,453,922	(62,399)
All other corporate bonds	0	0	34,265,250	(1,738,501)	34,265,250	(1,738,501)
Total fixed maturities	$996,280	$(2,040)	$50,382,969	$(1,947,746)	$51,379,249	$(1,949,786)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of March 31, 2026
Fixed maturities	6	27	33
As of December 31, 2025
Fixed maturities	1	29	30

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

Substantially all of the unrealized losses on fixed maturity securities at March 31, 2026 and December 31, 2025 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At March 31, 2026, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at March 31, 2026.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in accumulated other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Unrealized appreciation (depreciation) on available-for-sale securities	$(2,156,711)	$(1,741,400)
Deferred income taxes	452,909	365,693
Net unrealized appreciation (depreciation) on available-for-sale securities	$(1,703,802)	$(1,375,707)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $13,664,543 and $20,510,250 at March 31, 2026 and December 31, 2025, respectively. These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the three months ended March 31, 2026 and 2025, the Company acquired $441,906 and $675,112 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2026 and 2025, the maximum and minimum lending rates for mortgage loans were:

	2026		2025
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	8.00%	8.00%	8.00%	8.00%
Commercial Loans	10.00%	4.40%	10.00%	4.40%
Residential Loans	5.00%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company:

	March 31, 2026	December 31, 2025
In good standing	$13,625,829	$14,402,304
Total mortgage loans	$13,625,829	$14,402,304

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	March 31, 2026	December 31, 2025
Farm	$311,780	$311,780
Commercial	12,152,977	12,928,334
Residential	1,371,072	1,382,190
Total mortgage loans	13,835,829	14,622,304
Less allowance for credit losses	(210,000)	(220,000)
Total mortgage loans, net	$13,625,829	$14,402,304

There were no past due loans as of March 31, 2026 and December 31, 2025.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the three months ended March 31, 2026 and 2025 the Company acquired $0 and $1,318,133 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	March 31, 2026	December 31, 2025
Notes receivable	$8,387,713	$8,843,417
Less allowance for credit losses	(130,000)	(135,000)
Total notes receivable, net	$8,257,713	$8,708,417

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

The ACL represents Management's estimate of lifetime credit losses inherent in loans as of the balance sheet date. The allowance for credit losses is estimated by Management using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. The Company has identified the following portfolio segments - mortgage loans on real estate and notes receivable.

The ACL calculation includes subjective adjustments for qualitative risk factors that are likely to cause estimated credit losses to differ from historical experience. These qualitative adjustments may increase or reduce reserve levels and include adjustments for risk tolerance, loan review and audit results, asset quality and portfolio trends, industry concentrations, external factors and economic conditions.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of March 31, 2026 and December 31, 2025 was $25,000 and $30,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credit loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2025	$235,000	195,000	50,000	$480,000
2025 Change in allowance	(15,000)	(60,000)	(20,000)	(95,000)
December 31, 2025	220,000	135,000	30,000	385,000
2026 Change in allowance	(10,000)	(5,000)	(5,000)	(20,000)
March 31, 2026	$210,000	130,000	25,000	$365,000

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the three months ended March 31, 2026, no impairments were recognized on the investment real estate.

The following table provides an allocation of the Company’s investment real estate by type:

	March 31, 2026	December 31, 2025
Raw land	$16,754,842	$16,754,842
Commercial	6,200,264	6,245,872
Residential	1,889,084	1,897,744
Land, minerals and royalty interests	7,749,062	8,189,241
Total investment real estate	$32,593,252	$33,087,699

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of March 31, 2026 and December 31, 2025, investments in oil and gas royalties represented 29% and 30%, respectively, of the total investment real estate portfolio.  See Note 10 – Concentrations of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company acquired $0 and $465,800 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During the three months ended March 31, 2026 and 2025, the Company acquired $0 of short-term investments, respectively.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended
	March 31,
	2026	2025
Realized gains:
Sales of fixed maturities	$42,178	$0
Sales of equity securities	3,506,615	975,769
Total realized gains	3,548,793	975,769
Realized losses:
Total realized losses	0	0
Net realized investment gains	3,548,793	975,769
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	28,213,466	16,290,482
Change in fair value of equity securities	28,213,466	16,290,482
Net investment gains	$31,762,259	$17,266,251
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(415,310)	$922,207
Net increase (decrease)	$(415,310)	$922,207

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

March 31, 2026	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,707,968	$0	$0	$22,707,968
U.S. special revenue and assessments	0	7,415,539	0	7,415,539
Corporate securities	0	42,050,758	0	42,050,758
Total fixed maturities	22,707,968	49,466,297	0	72,174,265
Equity securities:
Common stocks	79,362,164	5,415,600	3,572,977	88,350,741
Limited liability companies	0	0	85,567,443	85,567,443
Total equity securities	79,362,164	5,415,600	89,140,420	173,918,184
Short-term investments	7,390,012	0	0	7,390,012
Total financial assets	$109,460,144	$54,881,897	$89,140,420	$253,482,461

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,750,726	$0	$0	$22,750,726
U.S. special revenue and assessments	0	7,453,922	0	7,453,922
Corporate securities	0	42,954,941	0	42,954,941
Total fixed maturities	22,750,726	50,408,863	0	73,159,589
Equity securities:
Common stocks	75,400,093	5,571,600	3,368,748	84,340,441
Limited liability companies	0	0	85,810,435	85,810,435
Total equity securities	75,400,093	5,571,600	89,179,183	170,150,876
Short-term investments	9,808,824	0	0	9,808,824
Total financial assets	$107,959,643	$55,980,463	$89,179,183	$253,119,289

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At March 31, 2026 and December 31, 2025, the estimated fair value of such investments was $114,959,727 and $95,553,354, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the three months ended March 31, 2026.

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

		Investments in
	Investments in	Limited Liability
	Common Stocks	Companies	Total
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579
Unrealized gains	303,765	4,146,711	4,450,476
Sales	0	(990,872)	(990,872)
Balance at December 31, 2025	3,368,748	85,810,435	89,179,183
Unrealized gains (losses)	204,229	(242,992)	(38,763)
Balance at March 31, 2026	$3,572,977	$85,567,443	$89,140,420

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at March 31, 2026 and December 31, 2025 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

	Fair Value at	Fair Value at
Financial Assets	March 31, 2026	December 31, 2025	Valuation Technique
Limited liability companies	$85,567,443	$85,810,435	Pricing Model
Common stocks	3,572,977	3,368,748	Pricing Model
Total	$89,140,420	$89,179,183

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

	Fair Value at	Unfunded		Redemption Notice
Investment Category	March 31, 2026	Commitments	Redemption Frequency	Period
Redeemable
Limited partnership	$67,060,154	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	7,851,247	2,580,042	n/a	n/a
Limited partnerships	40,048,326	5,804,849	n/a	n/a
Total	$114,959,727	$8,384,891

	Fair Value at	Unfunded		Redemption Notice
Investment Category	December 31, 2025	Commitments	Redemption Frequency	Period
Redeemable
Limited partnership	$48,740,340	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	6,883,913	2,740,042	n/a	n/a
Limited partnerships	39,929,101	1,069,085	n/a	n/a
Total	$95,553,354	$3,809,127

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

The Company invested in a LP that was formed pursuant to the laws of the state of Delaware under a limited partnership agreement in 2025 (the “Agreement”) and is scheduled to terminate on the tenth anniversary of the Final Closing Date, unless terminated sooner or extended in accordance with the Agreement. The Partnership is organized for the principal purposes of acquiring, holding, supervising, managing and disposing of investment in recapitalization, management buyouts, and corporate divestitures of Portfolio Companies operating in various segments of the U.S. lower middle markets. In 2026, the Company entered into a Limited Partnership Agreement to invest in this LP.

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. At March 31, 2026 and December 31, 2025, the Company recognized an other-than-temporary impairment of $0 and $725,032 on an equity security, respectively.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
March 31, 2026	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	$13,664,543	$13,664,543	$0	$0	$13,664,543
Mortgage loans on real estate	13,625,829	13,125,011	0	0	13,125,011
Notes receivable	8,257,713	8,254,172	0	0	8,254,172
Policy loans	5,267,121	5,267,121	0	0	5,267,121
Accrued investment income	1,142,164	1,142,164	0	0	1,142,164

Liabilities
Policy claims and benefits payable	6,208,011	6,208,011	0	0	6,208,011
Dividend and endowment accumulations	14,490,086	14,490,086	0	0	14,490,086

	Carrying	Estimated
December 31, 2025	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	$20,510,250	$20,510,250	$0	$0	$20,510,250
Mortgage loans on real estate	14,402,304	13,637,402	0	0	13,637,402
Notes receivable	8,708,417	8,675,239	0	0	8,675,239
Policy loans	5,361,164	5,361,164	0	0	5,361,164
Accrued investment income	1,129,139	1,129,139	0	0	1,129,139

Liabilities
Policy claims and benefits payable	3,456,000	3,456,000	0	0	3,456,000
Dividend and endowment accumulations	14,568,544	14,568,544	0	0	14,568,544

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

Note 5 – Future Policy Benefits

In 2025 and 2026, the Company updated the net premium ratio when updating for actual historical experience; future cash flow assumptions were reviewed and updated if appropriate.

The following tables summarize balances and changes in the liability for future policy benefits for nonparticipating traditional and limited-payment contracts.

March 31, 2026	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$3,971,915	$21,601,667	$(10,695,983)	$28,599,439	$(6,724,068)	$50,201,106
Beginning balance at original discount rate	4,193,882	22,968,581	(11,298,224)	30,964,035	(7,104,342)	53,932,616
Effect of changes in CF considerations	804,625	1,146,539	2,412,098	2,759,828	3,216,723	3,906,367
Effect of actual variances from expected	(123,404)	(182,893)	(163,991)	(201,740)	(287,395)	(384,633)

Adjusted beginning of period balance	4,875,103	23,932,227	(9,050,117)	33,522,123	(4,175,014)	57,454,350
New issuances	-	-	-	-	-	-
Interest accrual	301,005	2,025,061	699,261	1,536,997	1,000,266	3,562,058
Premiums	(244,724)	-	(8,309)	-	(253,033)	-
Benefit Payments	-	(1,980,822)	-	(1,350,001)	-	(3,330,823)

Ending balance at original discount rate	4,931,384	23,976,466	(8,359,165)	33,709,119	(3,427,781)	57,685,585
Effect of changes in discount rate	(314,063)	(1,702,940)	529,586	(3,157,162)	215,523	(4,860,102)

Balance, end of year	$4,617,321	$22,273,526	$(7,829,579)	$30,551,957	$(3,212,258)	$52,825,483

Net liability for future policy benefits	$17,656,205		$38,381,536		$56,037,741

Deferred profit liability	$0		$1,169,982		$1,169,982

March 31, 2025	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	4,293,082	22,118,278	(12,243,574)	26,826,750	(7,950,492)	48,945,028
Beginning balance at original discount rate	4,711,513	24,563,973	(13,416,148)	30,636,495	(8,704,635)	55,200,468
Effect of changes in CF considerations	-	-	-	-	-	-
Effect of actual variances from expected	(262,585)	(280,702)	682,111	745,613	419,526	464,911

Adjusted beginning of period balance	4,448,928	24,283,271	(12,734,037)	31,382,108	(8,285,109)	55,665,379
New issuances	-	-	-	-	-	-
Interest accrual	958,415	1,062,781	290,511	(70,475)	1,248,926	992,306
Premiums	(167,360)	-	(8,009)	-	(175,369)	-
Benefit Payments	-	(583,546)	-	(391,763)	-	(975,309)

Ending balance at original discount rate	5,239,983	24,762,506	(12,451,535)	30,919,870	(7,211,552)	55,682,376
Effect of changes in discount rate	(369,914)	(1,970,584)	867,412	(3,150,783)	497,498	(5,121,367)

Balance, end of year	$4,870,069	$22,791,922	$(11,584,123)	$27,769,087	$(6,714,054)	$50,561,009

Net liability for future policy benefits	$17,921,853		$39,353,210		$57,275,063

Deferred profit liability	$0		$749,626		$749,626

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

	March 31, 2026	December 31, 2025
Traditional Premium Paying	$17,656,205	$17,629,752
Traditional Limited Pay	39,551,518	40,196,147
Participating Policies	40,664,988	40,810,267
Miscellaneous Reserves	2,088,813	2,108,019
PALIC	13,533,857	13,559,661
A&H	67,354	67,452
Total	$113,562,735	$114,371,298

The undiscounted expected future benefit payments and gross premiums as of March 31, 2026, and 2025 are summarized as follows:

	Undiscounted	Original Present Value	Current Present Value
March 31, 2026
Gross premiums	$11,632,160	$8,697,920	$8,144,074
Benefits	84,540,332	57,685,586	52,825,483
March 31, 2025
Gross premiums	$15,211,817	$11,037,712	$10,258,479
Benefits	84,280,896	55,682,375	50,561,008

The weighted-average interest rates as of March 31, 2026, and 2025 are summarized as follows:

	March 31, 2026	March 31, 2025
Original discount rate	3.92%	3.92%
Current discount rate	5.00%	5.01%

The weighted-average durations of the liability in years as of March 31, 2026, and 2025 are summarized as follows:

	March 31, 2026	March 31, 2025
Original duration of the liability in years	8.82	9.59
Current duration of the liability in years	8.28	9.01

The actual experience during the years ended March 31, 2026, and 2025 compared to what was expected for the years ended March 31, 2026 and 2025 is summarized as follows:

March 31, 2026	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$156,387,760	$925,776	$220,089	$49,639	$1,195,504
Expected rate		0.59%	0.14%	0.03%	0.76%
Actual	$156,758,780	$719,052	$282,305	$74,625	$1,075,982
Actual rate		0.46%	0.18%	0.05%	0.69%
Actual to expected ratio		77.67%	128.27%	150.34%	90.00%

March 31, 2025	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$163,647,604	$911,463	$228,670	$59,704	$1,199,837
Expected rate		0.56%	0.14%	0.04%	0.74%
Actual	$163,667,836	$975,310	$277,491	$64,437	$1,317,238
Actual rate		0.60%	0.17%	0.04%	0.81%
Actual to expected ratio		107.00%	121.35%	107.93%	109.78%

Significant assumption inputs to the calculation of the liability for future policy benefits for the nonparticipating traditional and limited pay products include mortality, lapses and discount rates. Given limited credibility, the Company did not make any assumption changes since transition.

Policyholders’ Account Balances include universal life and annuity contracts.

The composition of universal life and annuities included in Policyholders’ Account Balances as of March 31, 2026, and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Annuity	$24,606,957	$24,769,354
Universal Life	67,113,257	68,151,712
Total policyholder account balances	$91,720,214	$92,921,066

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of March 31, 2026, and 2025 are presented as follows:

March 31, 2026	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$749,191	$-	$-	$-	$749,191
2.00% to 2.99%	195,584	-	-	-	195,584
3.00% to 3.99%	5,328,031	-	-	-	5,328,031
Greater than 4.00%	67,363,713	215,159	17,868,536	-	85,447,408
Total	$73,636,519	$215,159	$17,868,536	$-	$91,720,214

March 31, 2025	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$756,197	$-	$-	$-	$756,197
2.00% to 2.99%	223,603	-	-	-	223,603
3.00% to 3.99%	5,374,493	-	-	-	5,374,493
Greater than 4.00%	70,228,348	210,071	17,789,927	-	88,228,346
Total	$76,582,641	$210,071	$17,789,927	$-	$94,582,639

The change in the policyholders account balances for the years ended March 31, 2026, and 2025 are summarized as follows:

	March 31, 2026		March 31, 2025
	Universal Life	Annuity	Universal Life	Annuity
Balance, beginning of year	$68,151,712	$24,769,354	$69,836,708	$25,403,323
Issuances	0	0	0	0
Premiums received	932,906	38,984	942,635	45,710
Policy charges	(1,276,125)	0	(1,312,558)	0
Benefit payments	(1,051,559)	(349,404)	(586,098)	(161,205)
Surrenders and withdrawals	(222,741)	(124,796)	(118,885)	(308,991)
Interest Credited	579,064	272,819	556,086	285,914

Balance, end of year	$67,113,257	$24,606,957	$69,317,888	$25,264,751

Weighted average crediting rate	4.45%	4.01%	4.42%	4.02%

Cash surrender value	$52,901,113	$24,592,609	$55,118,128	$25,247,675

Note 6 – Credit Arrangements

During March 31, 2026 and December 31, 2025, the Company had the following line of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2025	Borrowings	Repayments	March 31, 2026
Line of Credit:
UG - CMA	10/21/21	10/2/26	25,000,000	0	0	0	0

During October of 2025, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,716,686. The Company has no outstanding borrowings on the CMA at March 31, 2026 nor had any borrowing activity during 2026.

Note 7 – Shareholders’ Equity

During 2026, the Company issued 1,733 shares of stock to management and employees as compensation at a cost of $90,134. These awards are determined at the discretion of the Board of Directors.

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $26 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the three months ended March 31, 2026, the Company repurchased 3,521 shares through the stock repurchase program for $195,773. Through March 31, 2026, UTG has spent $21,035,328 in the acquisition of 1,402,790 shares under this program.

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

The Company has reserved for issuance, an aggregate of 300,000 shares of common stock under the Plan. As of March 31, 2026, 96,250 shares have been granted, and 203,750 shares remained under the Plan for future issuance.

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

The following table provides a summary of option activity under the Plan:

			Weighted average
		Weighted	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic value
	options	price	life (years)	(1)
Outstanding at December 31, 2025	96,250	$45	8.89	$-
Granted	-	-	-	-
Outstanding at March 31, 2026	96,250	44.69	8.64	-
Exercisable at March 31, 2026	-	$-	-	$-

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of March 31, 2026.

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

The weighted-average grant-date fair value of options granted during 2025 was $18.32 per share. There are no options exercisable under the Plan as of March 31, 2026.

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

Total unrecognized compensation expense related to non-vested stock options granted under the Plan was $1,557,977 as of March 31, 2026, with the cost expected to be recognized over a weighted-average period of approximately 4.42 years.

The Company recognized stock-based compensation expense related to stock options of $88,187 and $0 for the three months ended March 31, 2026 and 2025, respectively.

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

The components of basic and diluted EPS were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic weighted average shares outstanding	3,141,417	3,156,550
Weighted average dilutive options outstanding	17,693	0
Diluted weighted average shares outstanding	3,159,110	3,156,550

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The Company had no mortgage loan commitments at March 31, 2026 and December 31, 2025.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $625,000 and $625,000 at March 31, 2026 and December 31, 2025, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnerships. The amounts of the unfunded commitments were $22,693,730 and $23,174,978 at March 31, 2026 and December 31, 2025, respectively.

Note 9 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended
	March 31,
	2026	2025
Interest	$0	$0
Federal income tax	0	0

Note 10 – Concentrations of Credit Risk

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of March 31, 2026 and 2025, approximately 52% and 51% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at March 31, 2026 and December 31, 2025, respectively.  Insurance ceded represented 24% of premium income for the three months ended March 31, 2026 and 2025, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 39% and 35% of the Company’s total invested assets as of March 31, 2026 and December 31, 2025, respectively.

	Land, Minerals &
March 31, 2026	Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,046,210	$1,046,210
Equity securities, at fair value	157,498,921	0	157,498,921
Equity securities, at cost	3,696,763	0	3,696,763
Investment real estate	9,438,515	0	9,438,515
Notes receivable	1,875,000	0	1,875,000
Total	$172,509,199	$1,046,210	$173,555,409

	Land, Minerals &
December 31, 2025	Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,061,720	$1,061,720
Equity securities, at fair value	136,129,315	0	136,129,315
Equity securities, at cost	3,904,565	0	3,904,565
Investment real estate	9,879,784	0	9,879,784
Notes receivable	1,875,000	0	1,875,000
Total	$151,788,664	$1,061,720	$152,850,384

At March 31, 2026 and December 31, 2025, the Company owned 4 equity securities that represented approximately 80%, respectively, of the total investments associated with the oil and gas industry.

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

Note 11 – Segment Information

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

Note 12 – Revision of Previously Issued Consolidated Financial Statements

As disclosed in Note 17 of the December 31, 2025 Form 10-K filing, the Company adopted ASU 2018-12 on December 31, 2025, for the liability for future policy benefits. ASU 2018-12 was adopted on a modified retrospective basis such that the balance for the liability for future policy benefits was adjusted to conform to ASU 2018-12 effective January 1, 2024. With respect to an analysis for market risk benefits, the Company concluded that it had no market-based options or guarantees associated with its liability for policyholders’ account balances. Also, the Company does not currently have a deferred acquisition cost asset and did not have such an asset at January 1, 2024.

To improve the consistency and comparability of the 2025 quarterly condensed consolidated financial statements, Management will revise the March 31, 2025 condensed consolidated financial statements and related disclosures to reflect the implementation.

	As Previously
March 31, 2025	Reported	Adjustments	As Restated
Consolidated Balance Sheets
Future policy benefits	$216,786,456	$(101,318,625)	$115,467,831
Policyholder account balances	0	94,582,639	94,582,639
Deferred income taxes	26,968,767	1,414,557	28,383,324
Retained earnings	193,406,264	882,526	194,288,790
Accumulated other comprehensive income (loss)	(2,213,770)	4,438,903	2,225,133

Consolidated Statements of Operations
Benefits, claims and settlement expenses: Life	$3,401,007	$(225,261)	$3,175,746
Income tax expense	3,750,990	47,305	3,798,295
Net income attributable to common shareholders	12,774,687	177,956	12,952,643
Basic income per share	4.05	0.05	4.10
Diluted income per share	4.05	0.05	4.10

Consolidated Statements of Comprehensive Income (Loss)
Net income	$12,798,260	$177,956	$12,976,216
Subtotal: Other comprehensive income (loss), net of tax	728,543	(1,098,666)	(370,123)
Comprehensive income (loss) attributable to UTG, Inc.	13,503,230	(920,710)	12,582,520

Consolidated Statements of Cash Flows
Net income	$12,798,260	$177,956	$12,976,216
Provision for deferred income tax expense	3,703,042	47,305	3,750,347
Change in policy liabilities and accruals	(1,298,156)	(225,261)	(1,523,417)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the financial condition and results of operations of UTG, Inc. and its subsidiaries (collectively with the Parent, the "Company").  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company and the related Notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission, and our unaudited Condensed Consolidated Financial Statements and related Notes thereto appearing elsewhere in this quarterly report.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company's critical accounting policies and the related estimates considered most significant by Management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.  Management has identified the accounting policies related to cost of insurance acquired, assumptions and judgments utilized in determining if declines in fair values of investments are other-than-temporary, and valuation methods for investments that are not actively traded as those, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Condensed Consolidated Financial Statements and this Management's Discussion and Analysis.

During the three-months ended March 31, 2026, there were no additions to or changes in the critical accounting policies disclosed in the 2025 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $23.4 and $13.0 million for the three-month period ended March 31, 2026 and 2025, respectively.

Revenues

For the three-month period ended March 31, 2026, the Company reported total revenues of approximately $36.5 million and for the same period in 2025 total revenues of approximately $21.9 million.

The variance in total revenue between first quarter 2026 and 2025 is primarily the result of the change in the fair value of equity securities. The Company reported a first quarter 2026 gain in the change in the fair value of equity securities of approximately $28.2 million. In 2025, the Company reported a first quarter gain in the change in the fair value of equity securities of approximately $16.3 million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains of approximately $4.7 million and $4.6 million for the three-month-period ended March 31, 2026 and 2025, respectively. The 2026 results are comparable to 2025 for first quarter.

The following table summarizes our investment performance.

	Three Months Ended
	March 31,
	2026	2025
Net investment income	$3,295,336	$3,118,736
Net realized investment gains	$3,548,793	$975,769
Change in fair value of equity securities	$28,213,466	$16,290,482

The following table reflects net investment income of the Company:

	Three Months Ended March 31,
	2026	2025

Fixed maturities available for sale	$643,462	$688,530
Held to maturity redeemable preferred stock	0	40,719
Equity securities	1,475,242	725,607
Mortgage loans	206,182	220,927
Real estate	1,524,438	1,665,122
Notes receivable	103,074	310,929
Policy loans	81,686	91,506
Short-term	81,187	22,406
Cash and cash equivalents	290,269	404,644
Total consolidated investment income	4,405,540	4,170,390
Investment expenses	(1,110,204)	(1,051,654)
Consolidated net investment income	$3,295,336	$3,118,736

Net investment income represented 70% and 67% of the Company's revenue before net investment gains as of March 31, 2026 and 2025, respectively. When comparing current and prior year results, net investment income was comparable in most of the investment categories outside of the equity securities investment portfolio.

The earnings reported by the equity securities investments represented 33% and 17% of the total consolidated investment income reported by the Company during the three months ended March 31, 2026 and 2025, respectively. The increase in earnings in this category is mainly the result of a single equity security in the oil & gas industry producing a one-time dividend of $420,000.

The average oil price per barrel was $65 in 2025, but at the end of March 2026, prices climbed above $100 per barrel, peaking at $115. If oil prices remain elevated above 2025 levels, the Company expects to receive higher royalty distributions for as long as prices stay above historical averages. The Company is unable to predict when the conflict will end or when oil supply disruptions will stabilize, or when price per barrel will see less volatility.

The following table reflects net investment gains:

	Three Months Ended
	March 31,
	2026	2025
Fixed maturities available for sale	$42,178	$0
Equity securities	3,506,615	975,769
Consolidated net realized investment gains	3,548,793	975,769
Change in fair value of equity securities	28,213,466	16,290,482
Net investment gains	$31,762,259	$17,266,251

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In 2026, the sale of four equity securities represents all the realized investment gains from equity securities.

The Company reported a year-to-date 2026 change in the fair value of equity securities of approximately $28.2 million. In 2025, The Company reported a year-to-date change in the fair value of equity securities of approximately $16.3 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. Of the 2026 change in fair value of equity securities, approximately $18.3 million is attributable to a single equity security holding related to the oil and gas industry. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

In 2026 and 2025, the Company saw mostly positive results in its equity investments. Equity investments primarily in the oil and gas area represent almost all the unrealized gains reported in 2026 and 2025.  Periodic pull backs and rallies are expected by management.  Management believes its current equity investments continue to be solid investments for the Company and have further growth potential; however, changes in market conditions could cause volatility in market prices.

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

Expenses

The Company reported total benefits and other expenses of approximately $6.8 million and $5.1 million for the three month period ended March 31, 2026 and 2025, respectively. Benefits, claims and settlement expenses represented approximately 63% and 56% of the Company's total expenses for the three month periods ended March 31, 2026 and 2025, respectively. The other major expense category of the Company is operating expenses, which represented approximately 35% and 41% of the Company's total expenses for the three month periods ended March 31, 2026 and 2025, respectively.

When comparing first quarter 2026 and 2025 results, life benefits, claims and settlement expenses were up approximately $1.4 million. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses increased approximately 12% in the three month period ended March 31, 2026 as compared to the same period in 2025. The increase in operating expenses is primarily attributable to increased salary costs and stock option amortization.

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

Financial Condition

Investment Information

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment. The below table reflects, by investment category, the investments held by the Company as of March 31, 2026, and December 31, 2025:

	2026	As a % of Total Investments	As a % of Total Assets
Fixed maturities available for sale	$72,174,265	16%	14%
Equity securities, at fair value	288,877,911	66%	55%
Equity securities, at cost	13,664,543	3%	3%
Mortgage loans	13,625,829	3%	3%
Real estate	32,593,252	7%	6%
Notes receivable	8,257,713	2%	2%
Policy loans	5,267,121	1%	1%
Short-term investments	7,390,012	2%	1%
Total investments	$441,850,646	100%	85%

	2025	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$73,159,589	17%	15%
Equity securities, at fair value	265,704,230	62%	54%
Equity securities, at cost	20,510,250	5%	4%
Mortgage loans	14,402,304	3%	3%
Real estate	33,087,699	8%	7%
Notes receivable	8,708,417	2%	2%
Policy loans	5,361,164	1%	1%
Short-term investments	9,808,824	2%	2%
Total investments	$430,742,477	100%	88%

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

The Company’s total investments represented 85% and 88% of the Company’s total assets as of March 31, 2026, and December 31, 2025, respectively. Fixed maturities and equity securities consistently represented a substantial portion, 82% and 79%, of the total investments during 2026 and 2025, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(328,000) and $1.6 million as of March 31, 2026 and 2025, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 39% and 35% of the Company’s total invested assets as of March 31, 2026 and December 31, 2025, respectively. See Note 10 – Concentrations for more details related to our oil and gas concentrations.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances. As of March 31, 2026, and December 31, 2025, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of March 31, 2026, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 7 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2025, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.7 million as of March 31, 2026. The Company has no outstanding borrowings on the CMA at March 31, 2026 nor had any borrowing activity during 2026.

Consolidated Liquidity

Cash used in operating activities was approximately $2.6 million in 2026 and cash used by operating activities was approximately $3.3 million in 2025. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2026, the Company’s investing activities provided net cash of approximately $19.8 million and used net cash of approximately $5.0 million in 2025. The Company recognized proceeds of approximately $22.8 million and $6.8 million from investments sold and matured in 2026 and 2025, respectively.  The Company used approximately $3.0 million and $11.8 million to acquire investments during 2026 and 2025, respectively. The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $930,000 and $229,000 during 2026 and 2025, respectively. As of March 31, 2026 and 2025, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $46.8 million and $30.5 million as of March 31, 2026 and December 31, 2025, respectively. The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur. These securities had a fair value of approximately $72.2 million at March 31, 2026. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

Total shareholders' equity increased by approximately 10% as of March 31, 2026, compared to December 31, 2025. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

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

None

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certificate of Jesse T. Correll, Chief Executive Officer and Chairman of the Board of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certificate of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).
104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UTG, INC.
(Registrant)

Date:	May 13, 2026	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	May 13, 2026	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)