Form 10-Q
period 2026-06-30
UTG INC
filed 2026-08-12
CIK 832480

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2026 was 3,132,727.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2026	2025*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $74,253,192 and $74,900,990)	$72,069,483	$73,159,589
Equity securities, at fair value (cost $124,179,844 and $127,220,244)	291,052,921	265,704,230
Equity securities, at cost	13,332,382	20,510,250
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $410,000 and $220,000)	27,154,164	14,402,304
Investment real estate, net	32,335,231	33,087,699
Notes receivable (net of credit loss reserve of $70,000 and $135,000)	4,340,721	8,708,417
Policy loans	5,257,448	5,361,164
Short-term investments	4,949,271	9,808,824
Total investments	450,491,621	430,742,477
Cash and cash equivalents	42,602,900	30,536,972
Accrued investment income	1,350,400	1,129,139
Reinsurance receivables:
Future policy benefits	22,970,279	23,215,542
Policy claims and other benefits	4,075,236	4,015,191
Cost of insurance acquired	481,842	786,915
Income tax receivable	811,104	15,180
Other assets	1,103,076	927,165
Total assets	$523,886,458	$491,368,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$112,486,671	$114,371,298
Policyholder account balances	91,168,032	92,921,066
Policy claims and benefits payable	4,009,620	3,456,000
Other policyholder funds	174,896	176,714
Dividend and endowment accumulations	14,419,078	14,568,544
Deferred income taxes	33,146,414	27,387,718
Other liabilities	5,601,875	5,794,974
Total liabilities	261,006,586	258,676,314
Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,136,826 and 3,142,470 shares outstanding	3,137	3,142
Additional paid-in capital	31,807,324	31,951,092
Retained earnings	228,173,842	198,416,066
Accumulated other comprehensive income	2,397,937	1,872,602
Total UTG shareholders' equity	262,382,240	232,242,902
Noncontrolling interest	497,632	449,365
Total shareholders' equity	262,879,872	232,692,267
Total liabilities and shareholders' equity	$523,886,458	$491,368,581

* Balance sheet audited at December 31, 2025.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue:		(as restated)		(as restated)
Premiums and policy fees	$1,761,200	$1,846,187	$3,557,889	$3,760,504
Ceded reinsurance premiums and policy fees	(804,009)	(808,154)	(1,229,285)	(1,270,467)
Net investment income	4,718,614	3,480,217	8,013,950	6,598,953
Other income	64,159	82,100	128,765	148,281
Revenue before net investment gains	5,739,964	4,600,350	10,471,319	9,237,271
Net investment gains (losses):
Other realized investment gains, net	5,907,301	50,999	9,456,094	1,026,768
Change in fair value of equity securities	2,250,531	(1,256,918)	30,463,997	15,033,564
Total net investment gains (losses)	8,157,832	(1,205,919)	39,920,091	16,060,332
Total revenue	13,897,796	3,394,431	50,391,410	25,297,603

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	2,911,774	3,164,509	9,742,162	6,340,255
Ceded reinsurance benefits and claims	(272,202)	(231,645)	(3,170,490)	(848,031)
Annuity	244,118	250,213	497,111	494,179
Dividends to policyholders	73,784	76,489	148,094	157,638
Commissions and amortization of deferred policy acquisition costs	(24,738)	(23,385)	(50,787)	(53,075)
Amortization of cost of insurance acquired	152,536	153,541	305,073	307,083
Operating expenses	2,802,239	1,971,646	5,175,816	4,091,980
Total benefits and other expenses	5,887,511	5,361,368	12,646,979	10,490,029

Income (loss) before income taxes	8,010,285	(1,966,937)	37,744,431	14,807,574
Income tax expense (benefit)	1,665,750	(385,409)	7,938,388	3,412,886

Net income (loss)	6,344,535	(1,581,528)	29,806,043	11,394,688

Net income attributable to noncontrolling interests	(23,627)	(24,342)	(48,267)	(47,915)

Net income (loss) attributable to common shareholders	$6,320,908	$(1,605,870)	$29,757,776	$11,346,773

Amounts attributable to common shareholders
Basic income (loss) per share	$2.01	$(0.51)	$9.48	$3.6

Diluted income (loss) per share	$2.00	$(0.51)	$9.42	$3.6

Basic weighted average shares outstanding	3,138,781	3,153,773	3,140,092	3,155,152

Diluted weighted average shares outstanding	3,157,633	3,153,773	3,158,383	3,155,152

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
		(as restated)		(as restated)
Net income (loss)	$6,344,535	$(1,581,528)	$29,806,043	$11,394,688

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(26,998)	365,715	(442,308)	1,287,922
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	5,670	(76,800)	92,885	(270,464)
Unrealized holding gains (losses) arising during period, net of tax	(21,328)	288,915	(349,423)	1,017,458

Remeasurement gains (losses) on future policy benefits during period, pre-tax	143,446	(679,175)	1,107,288	(2,069,891)
Tax (expense) benefit on remeasurement gains (losses) on future policy benefits during the period	(30,123)	142,627	(232,530)	434,677
Remeasurement gains (losses) on future policy benefits during period, net of tax	113,323	(536,548)	874,758	(1,635,214)

Subtotal: Other comprehensive income (loss), net of tax	91,995	(247,633)	525,335	(617,756)

Comprehensive income (loss)	6,436,530	(1,829,161)	30,331,378	10,776,932

Less comprehensive income attributable to noncontrolling interests	(23,627)	(24,342)	(48,267)	(47,915)

Comprehensive income (loss) attributable to UTG, Inc.	$6,412,903	$(1,853,503)	$30,283,111	$10,729,017

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Three Months Ended June 30, 2026	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at April 1, 2026	$3,141	$31,933,641	221,852,934	2,305,942	474,005	256,569,663
Treasury shares acquired and retired	(4)	(214,505)	0	0	0	(214,509)
Stock-based compensation expense	0	88,188	0	0	0	88,188
Net income attributable to common shareholders	0	0	6,320,908	0	0	6,320,908
Other comprehensive income	0	0	0	91,995	0	91,995
Gain attributable to noncontrolling interest	0	0	0	0	23,627	23,627
Balance at June 30, 2026	$3,137	31,807,324	228,173,842	2,397,937	497,632	262,879,872

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Six Months Ended June 30, 2026	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at January 1, 2026	$3,142	31,951,092	198,416,066	1,872,602	449,365	232,692,267
Common stock issued during year	2	90,132	0	0	0	90,134
Treasury shares acquired and retired	(7)	(410,275)	0	0	0	(410,282)
Stock-based compensation expense	0	176,375	0	0	0	176,375
Net income attributable to common shareholders	0	0	29,757,776	0	0	29,757,776
Other comprehensive income	0	0	0	525,335	0	525,335
Gain attributable to noncontrolling interest	0	0	0	0	48,267	48,267
Balance at June 30, 2026	$3,137	31,807,324	228,173,842	2,397,937	497,632	262,879,872

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Three Months Ended June 30, 2025 (as restated)	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at April 1, 2025	$3,157	32,360,438	194,288,790	2,225,133	483,028	229,360,546
Treasury shares acquired and retired	(5)	(107,524)	0	0	0	(107,529)
Net loss attributable to common shareholders	0	0	(1,605,870)	0	0	(1,605,870)
Other comprehensive loss	0	0	0	(247,633)	0	(247,633)
Gain attributable to noncontrolling interest	0	0	0	0	24,342	24,342
Balance at June 30, 2025	$3,152	32,252,914	192,682,920	1,977,500	507,370	227,423,856

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Six Months Ended June 30, 2025 (as restated)	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at January 1, 2025	$3,159	32,442,486	181,336,147	2,595,256	459,455	216,836,503
Common stock issued during year	1	13,973	0	0	0	13,974
Treasury shares acquired and retired	(8)	(203,545)	0	0	0	(203,553)
Net income attributable to common shareholders	0	0	11,346,773	0	0	11,346,773
Other comprehensive loss	0	0	0	(617,756)	0	(617,756)
Gain attributable to noncontrolling interest	0	0	0	0	47,915	47,915
Balance at June 30, 2025	$3,152	32,252,914	192,682,920	1,977,500	507,370	227,423,856

 See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:		(as restated)
Net income	$29,806,043	$11,394,688
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	22,189	103,936
Realized investment gains, net	(9,456,094)	(1,026,768)
Change in fair value of equity securities	(30,463,997)	(15,033,564)
Change in allowance from credit losses	125,000	(15,000)
Amortization of cost of insurance acquired	305,073	307,083
Provision for deferred income taxes	5,619,051	3,328,371
Depreciation and depletion	872,470	757,782
Stock-based compensation	266,509	13,974
Charges for mortality and administration of universal life and annuity products	(2,612,184)	(2,703,990)
Interest credited to account balances	1,684,278	1,736,139
Change in accrued investment income	(221,261)	124,419
Change in reinsurance receivables	185,218	590,423
Change in policy liabilities and accruals	(418,092)	(2,544,518)
Change in income taxes receivable	(795,924)	(215,485)
Change in other assets and liabilities, net	(369,015)	(1,131,472)
Net cash used in operating activities	(5,450,736)	(4,313,982)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	2,234,462	5,500,000
Equity securities	25,352,362	3,344,765
Mortgage loans	1,639,001	2,005,832
Notes receivable	4,432,695	403,484
Real estate	0	88,151
Policy loans	443,176	564,552
Short-term investments	4,990,737	1,000,000
Total proceeds from investments sold and matured	39,092,433	12,906,784
Cost of investments acquired:
Fixed maturities available for sale	(1,706,386)	(999,219)
Equity securities	(3,637,742)	(11,149,087)
Mortgage loans	(14,579,860)	(985,812)
Notes receivable	0	(1,318,133)
Real estate	(120,000)	(467,299)
Policy loans	(339,460)	(423,407)
Total cost of investments acquired	(20,383,448)	(15,342,957)
Net cash (used in) provided by investing activities	18,708,985	(2,436,173)

Cash flows from financing activities:
Policyholder contract deposits	1,946,750	2,052,142
Policyholder contract withdrawals	(2,728,789)	(1,982,984)
Purchase of treasury stock	(410,282)	(203,553)
Net cash used in financing activities	(1,192,321)	(134,395)

Net increase (decrease) in cash and cash equivalents	12,065,928	(6,884,550)
Cash and cash equivalents at beginning of period	30,536,972	45,263,967
Cash and cash equivalents at end of period	$42,602,900	$38,379,417

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2026, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company’s results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At June 30, 2026, Mr. Correll owns or controls directly and indirectly approximately 70% of UTG’s outstanding stock.

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

Note 2 – Recently Issued Accounting Standards

During the six months ended June 30, 2026, there were no additions to or changes in the critical accounting policies disclosed in the 2025 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

	Original or Amortized	Gross Unrealized	Gross Unrealized
June 30, 2026	Cost	Gains	Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,841,494	$8,728	$(168,850)	$22,681,372
U.S. special revenue and assessments	7,513,047	0	(141,041)	7,372,006
All other corporate bonds	43,898,651	64,270	(1,946,816)	42,016,105
Total fixed maturities, at fair value	$74,253,192	$72,998	$(2,256,707)	$72,069,483

	Original or Amortized	Gross Unrealized	Gross Unrealized
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,839,422	$60,190	$(148,886)	$22,750,726
U.S. special revenue and assessments	7,516,321	0	(62,399)	7,453,922
All other corporate bonds	44,545,247	148,195	(1,738,501)	42,954,941
Total fixed maturities, at fair value	$74,900,990	$208,385	$(1,949,786)	$73,159,589

The amortized cost and estimated market value of fixed maturity securities at June 30, 2026, by contractual maturity, is shown below.

Fixed Maturity Securities

June 30, 2026	Amortized Cost	Fair Value
Due in one year or less	$29,623,059	$29,545,125
Due after one year through five years	23,254,623	23,016,348
Due after five years through ten years	6,848,544	6,379,845
Due after ten years	14,526,966	13,128,165
Total	$74,253,192	$72,069,483

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

The Company held below investment grade investments with an estimated market value of $0 as of June 30, 2026 and December 31, 2025.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

June 30, 2026	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$6,628,897	$(74,360)	$7,015,459	$(94,490)	$13,644,356	$(168,850)
U.S. special revenue and assessments	0	0	7,372,006	(141,041)	7,372,006	(141,041)
All other corporate bonds	2,046,275	(22,453)	33,425,895	(1,924,363)	35,472,170	(1,946,816)
Total fixed maturities	$8,675,172	$(96,813)	$47,813,360	$(2,159,894)	$56,488,532	$(2,256,707)

December 31, 2025	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$996,280	$(2,040)	$8,663,797	$(146,846)	$9,660,077	$(148,886)
U.S. special revenue and assessments	0	0	7,453,922	(62,399)	7,453,922	(62,399)
All other corporate bonds	0	0	34,265,250	(1,738,501)	34,265,250	(1,738,501)
Total fixed maturities	$996,280	$(2,040)	$50,382,969	$(1,947,746)	$51,379,249	$(1,949,786)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of June 30, 2026
Fixed maturities	7	27	34
As of December 31, 2025
Fixed maturities	1	29	30

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

Substantially all of the unrealized losses on fixed maturity securities at June 30, 2026 and December 31, 2025 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At June 30, 2026, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at June 30, 2026.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of  June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Unrealized appreciation (depreciation) on available-for-sale securities	$(2,183,709)	$(1,741,400)
Deferred income taxes	458,579	365,693
Net unrealized appreciation (depreciation) on available-for-sale securities	$(1,725,130)	$(1,375,707)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $13,332,382 and $20,510,250 at June 30, 2026 and December 31, 2025, respectively. These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the six months ended June 30, 2026 and 2025, the Company acquired $14,579,860 and $985,812 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

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

The following table summarizes the mortgage loan holdings of the Company:

	June 30, 2026	December 31, 2025
In good standing	$27,154,164	$14,402,304
Total mortgage loans	$27,154,164	$14,402,304

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	June 30, 2026	December 31, 2025
Farm	$306,417	$311,780
Commercial	25,900,999	12,928,334
Residential	1,356,748	1,382,190
Total mortgage loans	27,564,164	14,622,304
Less allowance for credit losses	(410,000)	(220,000)
Total mortgage loans, net	$27,154,164	$14,402,304

There were no past due loans as of June 30, 2026 and December 31, 2025.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the six months ended June 30, 2026 and 2025 the Company acquired $0 and $1,318,133 of notes receivable, respectively.

Before a new note is issued, the applicant is subject to certain criteria set forth by Company Management to ensure quality control.  Once the note is approved, the Company directly funds the note to the borrower. One of the notes has a participation agreement in place, whereas the Company has reduced its investment in the note receivable by participating a portion of the note to a third party.

Similar to the mortgage loans, FSNB services the notes receivable. The Company, and the participants in the notes, share in the risk of loss associated with the terms of the note with the borrower, based upon their ownership percentage in the note.  The Company has in place a monitoring system to provide Management with information regarding potential troubled loans.

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	June 30, 2026	December 31, 2025
Notes receivable	$4,410,721	$8,843,417
Less allowance for credit losses	(70,000)	(135,000)
Total notes receivable, net	$4,340,721	$8,708,417

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of June 30, 2026 and December 31, 2025 was $25,000 and $30,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credit loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2025	$235,000	$195,000	$50,000	$480,000
2025 Change in allowance	(15,000)	(60,000)	(20,000)	(95,000)
December 31, 2025	220,000	135,000	30,000	385,000
2026 Change in allowance	190,000	(65,000)	(5,000)	120,000
June 30, 2026	$410,000	$70,000	$25,000	$505,000

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the six months ended June 30, 2026, no impairments were recognized on the investment real estate.

The following table provides an allocation of the Company’s investment real estate by type:

	June 30, 2026	December 31, 2025
Raw land	$16,874,842	$16,754,842
Commercial	6,154,837	6,245,872
Residential	1,880,422	1,897,744
Land, minerals and royalty interests	7,425,130	8,189,241
Total investment real estate	$32,335,231	$33,087,699

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of June 30, 2026 and December 31, 2025, investments in oil and gas royalties represented 28% and 30%, respectively, of the total investment real estate portfolio.  See Note 10 – Concentrations of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2026 and 2025, the Company acquired $120,000 and $467,299 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities.

During the six months ended June 30, 2026 and 2025, the Company acquired $0 of short-term investments, respectively.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Realized gains:
Sales of fixed maturities	$0	$412	$42,178	$412
Sales of equity securities	5,914,829	3,735	9,421,444	979,504
Sales of real estate	0	46,846	0	46,846
Sales of short-term investments	188	6	188	6
Total realized gains	5,915,017	50,999	9,463,810	1,026,768
Realized losses:
Sales of fixed maturities	(7,716)	0	(7,716)	0
Total realized losses	(7,716)	0	(7,716)	0
Net realized investment gains	5,907,301	50,999	9,456,094	1,026,768
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	2,250,531	(1,256,918)	30,463,997	15,033,564
Change in fair value of equity securities	2,250,531	(1,256,918)	30,463,997	15,033,564
Net investment gains	$8,157,832	$(1,205,919)	$39,920,091	$16,060,332
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(26,998)	$365,715	$(442,308)	$1,287,922
Net increase (decrease)	$(26,998)	$365,715	$(442,308)	$1,287,922

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

June 30, 2026	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,681,372	$0	$0	$22,681,372
U.S. special revenue and assessments	0	7,372,006	0	7,372,006
Corporate securities	0	42,016,105	0	42,016,105
Total fixed maturities	22,681,372	49,388,111	0	72,069,483
Equity securities:
Common stocks	84,112,459	6,300,640	3,661,683	94,074,782
Limited liability companies	0	0	81,109,375	81,109,375
Total equity securities	84,112,459	6,300,640	84,771,058	175,184,157
Short-term investments	4,949,271	0	0	4,949,271
Total financial assets	$111,743,102	$55,688,751	$84,771,058	$252,202,911

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,750,726	$0	$0	$22,750,726
U.S. special revenue and assessments	0	7,453,922	0	7,453,922
Corporate securities	0	42,954,941	0	42,954,941
Total fixed maturities	22,750,726	50,408,863	0	73,159,589
Equity securities:
Common stocks	75,400,093	5,571,600	3,368,748	84,340,441
Limited liability companies	0	0	85,810,435	85,810,435
Total equity securities	75,400,093	5,571,600	89,179,183	170,150,876
Short-term investments	9,808,824	0	0	9,808,824
Total financial assets	$107,959,643	$55,980,463	$89,179,183	$253,119,289

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At June 30, 2026 and December 31, 2025, the estimated fair value of such investments was $115,868,764 and $95,553,354, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the six months ended June 30, 2026.

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

		Investments in
	Investments in	Limited Liability
	Common Stocks	Companies	Total
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579
Unrealized gains	303,765	4,146,711	4,450,476
Sales	0	(990,872)	(990,872)
Balance at December 31, 2025	3,368,748	85,810,435	89,179,183
Unrealized gains (losses)	292,935	(4,231,875)	(3,938,940)
Sales	0	(469,185)	(469,185)
Balance at June 30, 2026	$3,661,683	$81,109,375	$84,771,058

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at June 30, 2026 and December 31, 2025 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

	Fair Value at	Fair Value at
Financial Assets	June 30, 2026	December 31, 2025	Valuation Technique
Limited liability companies	$81,109,375	$85,810,435	Pricing Model
Common stocks	3,661,683	3,368,748	Pricing Model
Total	$84,771,058	$89,179,183

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

	Fair Value at	Unfunded		Redemption Notice
Investment Category	June 30, 2026	Commitments	Redemption Frequency	Period
Redeemable
Limited partnership	$65,813,066	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	7,445,262	2,270,042	n/a	n/a
Limited partnerships	42,610,436	5,749,096	n/a	n/a
Total	$115,868,764	$8,019,138

	Fair Value at	Unfunded		Redemption Notice
Investment Category	December 31, 2025	Commitments	Redemption Frequency	Period
Redeemable
Limited partnership	$48,740,340	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	6,883,913	2,740,042	n/a	n/a
Limited partnerships	39,929,101	1,069,085	n/a	n/a
Total	$95,553,354	$3,809,127

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

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. At June 30, 2026 and December 31, 2025, the Company recognized an other-than-temporary impairment of $0 and $725,032 on an equity security, respectively.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
June 30, 2026	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	$13,332,382	$13,332,382	$0	$0	$13,332,382
Mortgage loans on real estate	27,154,164	27,255,168	0	0	27,255,168
Notes receivable	4,340,721	4,272,318	0	0	4,272,318
Policy loans	5,257,448	5,257,448	0	0	5,257,448
Accrued investment income	1,350,400	1,350,400	0	0	1,350,400

Liabilities
Policy claims and benefits payable	4,009,620	4,009,620	0	0	4,009,620
Dividend and endowment accumulations	14,419,078	14,419,078	0	0	14,419,078

	Carrying	Estimated
December 31, 2025	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	$20,510,250	$20,510,250	$0	$0	$20,510,250
Mortgage loans on real estate	14,402,304	13,637,402	0	0	13,637,402
Notes receivable	8,708,417	8,675,239	0	0	8,675,239
Policy loans	5,361,164	5,361,164	0	0	5,361,164
Accrued investment income	1,129,139	1,129,139	0	0	1,129,139

Liabilities
Policy claims and benefits payable	3,456,000	3,456,000	0	0	3,456,000
Dividend and endowment accumulations	14,568,544	14,568,544	0	0	14,568,544

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

June 30, 2026	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$3,971,915	$21,601,667	$(10,695,983)	$28,599,439	$(6,724,068)	$50,201,106
Beginning balance at original discount rate	4,193,882	22,968,581	(11,298,224)	30,964,035	(7,104,342)	53,932,616
Effect of changes in CF considerations	804,625	1,146,539	2,412,098	2,759,828	3,216,723	3,906,367
Effect of actual variances from expected	(240,567)	(336,083)	(295,827)	(377,286)	(536,394)	(713,369)

Adjusted beginning of period balance	4,757,940	23,779,037	(9,181,953)	33,346,577	(4,424,013)	57,125,614
New issuances	0	0	0	0	0	0
Interest accrual	393,026	614,850	769,957	376,123	1,162,983	990,973
Premiums	(417,773)	0	(14,387)	0	(432,160)	0
Benefit Payments	0	(818,551)	0	(750,144)	0	(1,568,695)

Ending balance at original discount rate	4,733,193	23,575,336	(8,426,383)	32,972,556	(3,693,190)	56,547,892
Effect of changes in discount rate	(317,208)	(1,750,476)	559,765	(3,226,039)	242,557	(4,976,515)

Balance, end of year	$4,415,985	$21,824,860	$(7,866,618)	$29,746,517	$(3,450,633)	$51,571,377

Net liability for future policy benefits	$17,408,875		$37,613,135		$55,022,010

Deferred profit liability	$0		$1,308,482		$1,308,482

June 30, 2025	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$4,293,082	$22,118,278	$(12,243,574)	$26,826,750	$(7,950,492)	$48,945,028
Beginning balance at original discount rate	4,711,513	24,563,973	(13,416,148)	30,636,495	(8,704,635)	55,200,468
Effect of changes in CF considerations	0	0	0	0	0	0
Effect of actual variances from expected	(262,585)	(280,702)	682,111	745,613	419,526	464,911

Adjusted beginning of period balance	4,448,928	24,283,271	(12,734,037)	31,382,108	(8,285,109)	55,665,379
New issuances	0	0	0	0	0	0
Interest accrual	845,311	1,023,163	297,168	(299,385)	1,142,479	723,778
Premiums	(327,102)	0	(13,493)	0	(340,595)	0
Benefit Payments	0	(1,032,617)	0	(727,387)	0	(1,760,004)

Ending balance at original discount rate	4,967,137	24,273,817	(12,450,362)	30,355,336	(7,483,225)	54,629,153
Effect of changes in discount rate	(311,849)	(1,714,178)	774,163	(2,763,196)	462,314	(4,477,374)

Balance, end of year	$4,655,288	$22,559,639	$(11,676,199)	$27,592,140	$(7,020,911)	$50,151,779

Net liability for future policy benefits	$17,904,351		$39,268,339		$57,172,690

Deferred profit liability	$0		$866,468		$866,468

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

	June 30, 2026	December 31, 2025
Traditional Premium Paying	$17,408,875	$17,629,752
Traditional Limited Pay	38,921,617	40,196,147
Participating Policies	40,523,140	40,810,267
Miscellaneous Reserves	2,078,385	2,108,019
PALIC	13,487,602	13,559,661
A&H	67,052	67,452
Total	$112,486,671	$114,371,298

The undiscounted expected future benefit payments and gross premiums as of June 30, 2026, and 2025 are summarized as follows:

	Undiscounted	Original Present Value	Current Present Value
June 30, 2026
Gross premiums	$11,282,513	$8,442,705	$7,877,059
Benefits	82,628,827	56,547,892	51,571,377
June 30, 2025
Gross premiums	$14,623,255	$10,627,336	$9,960,340
Benefits	82,407,189	54,629,153	50,151,779

The weighted-average interest rates as of June 30, 2026, and 2025 are summarized as follows:

	June 30, 2026	June 30, 2025
Original discount rate	3.92%	3.92%
Current discount rate	5.06%	4.89%

The weighted-average durations of the liability in years as of June 30, 2026, and 2025 are summarized as follows:

	June 30, 2026	June 30, 2025
Original duration of the liability in years	8.76	9.52
Current duration of the liability in years	8.20	9.01

The actual experience during the years ended June 30, 2026 and 2025 compared to what was expected for the years ended June 30, 2026 and 2025 is summarized as follows:

June 30, 2026	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$154,049,308	$2,061,044	$522,373	$162,780	$2,746,197
Expected rate		1.34%	0.34%	0.10%	1.78%
Actual	$153,694,412	$1,568,696	$503,523	$176,512	$2,248,731
Actual rate		1.02%	0.33%	0.11%	1.46%
Actual to expected ratio		76.11%	96.39%	108.44%	81.89%

June 30, 2025	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$161,439,700	$1,832,413	$461,163	$124,328	$2,417,904
Expected rate		1.14%	0.29%	0.08%	1.51%
Actual	$160,524,592	$1,760,005	$475,221	$137,652	$2,372,878
Actual rate		1.09%	0.29%	0.09%	1.47%
Actual to expected ratio		96.05%	103.05%	110.72%	98.14%

Significant assumption inputs to the calculation of the liability for future policy benefits for the nonparticipating traditional and limited pay products include mortality, lapses and discount rates. Given limited credibility, the Company did not make any assumption changes since transition.

Policyholders’ Account Balances include universal life and annuity contracts.

The composition of universal life and annuities included in Policyholders’ Account Balances as of June 30, 2026, and December 31, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025
Annuity	$24,495,527	$24,769,354
Universal Life	66,672,505	68,151,712
Total policyholder account balances	$91,168,032	$92,921,066

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of June 30, 2026, and 2025 are presented as follows:

June 30, 2026	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$750,284	$0	$0	$0	$750,284
2.00% to 2.99%	196,542	0	0	0	196,542
3.00% to 3.99%	5,263,961	0	0	0	5,263,961
Greater than 4.00%	66,851,022	196,863	17,909,360	0	84,957,245
Total	$73,061,809	$196,863	$17,909,360	$0	$91,168,032

June 30, 2025	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$753,057	$0	$0	$0	$753,057
2.00% to 2.99%	224,698	0	0	0	224,698
3.00% to 3.99%	5,362,611	0	0	0	5,362,611
Greater than 4.00%	69,661,378	197,050	17,864,613	0	87,723,041
Total	$76,001,744	$197,050	$17,864,613	$0	$94,063,407

The change in the policyholders account balances for the years ended June 30, 2026, and 2025 are summarized as follows:

	June 30, 2026		June 30, 2025
	Universal Life	Annuity	Universal Life	Annuity
Balance, beginning of year	$68,151,712	$24,769,354	$69,836,708	$25,403,323
Issuances	0	0	0	0
Premiums received	1,795,606	70,935	1,899,173	124,820
Policy charges	(2,523,473)	0	(2,621,107)	0
Benefit payments	(1,241,991)	(431,205)	(739,869)	(398,313)
Surrenders and withdrawals	(631,410)	(424,184)	(457,638)	(387,164)
Interest Credited	1,122,061	510,627	913,937	489,537

Balance, end of year	$66,672,505	$24,495,527	$68,831,204	$25,232,203

Weighted average crediting rate	4.45%	4.01%	4.42%	4.02%

Cash surrender value	$52,444,020	$24,481,427	$54,616,725	$25,215,411

Note 6 – Credit Arrangements

During June 30, 2026 and December 31, 2025, the Company had the following line of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2025	Borrowings	Repayments	June 30, 2026
Line of Credit:
UG - CMA	10/21/21	10/2/26	25,000,000	0	0	0	0

During October of 2025, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21,729,686. The Company has no outstanding borrowings on the CMA at June 30, 2026 nor had any borrowing activity during 2026.

Note 7 – Shareholders’ Equity

During 2026, the Company issued 1,733 shares of stock to management and employees as compensation at a cost of $90,134. These awards are determined at the discretion of the Board of Directors.

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $26 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the six months ended June 30, 2026, the Company repurchased 7,377 shares through the stock repurchase program for $410,282. Through June 30, 2026, UTG has spent $22,032,648 in the acquisition of 1,406,646 shares under this program.

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

The Company has reserved for issuance, an aggregate of 300,000 shares of common stock under the Plan. As of June 30, 2026, 96,250 options have been granted, and 203,750 options remained under the Plan for future issuance.

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

The following table provides a summary of option activity under the Plan:

			Weighted average
		Weighted	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic value
	options	price	life (years)	(1)
Outstanding at December 31, 2025	96,250	$44.69	8.39	$-
Granted	-	-	-	-
Outstanding at June 30, 2026	96,250	44.69	8.39	-

Exercisable at June 30, 2026	-	$-	-	$-

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of June 30, 2026.

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

The weighted-average grant-date fair value of options granted during 2025 was $18.32 per share. There are no options exercisable under the Plan as of June 30, 2026.

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

Total unrecognized compensation expense related to non-vested stock options granted under the Plan was $1,469,789 as of June 30, 2026, with the cost expected to be recognized over a weighted-average period of approximately 4.17 years.

The Company recognized stock-based compensation expense related to stock options of $176,375 and $0 for the six months ended June 30, 2026 and 2025, respectively.

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

The components of basic and diluted EPS were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic weighted average shares outstanding	3,138,781	3,153,773	3,140,092	3,155,152
Weighted average dilutive options outstanding	18,852	0	18,291	0
Diluted weighted average shares outstanding	3,157,633	3,153,773	3,158,383	3,155,152

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The Company had no mortgage loan commitments at June 30, 2026 and December 31, 2025.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $625,000 and $625,000 at June 30, 2026 and December 31, 2025, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnerships. The amounts of the unfunded commitments were $22,327,977 and $23,174,978 at June 30, 2026 and December 31, 2025, respectively.

Note 9 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest	$0	$0	$0	$0
Federal income tax	3,095,000	300,000	3,095,000	300,000

Note 10 – Concentrations

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of June 30, 2026 and 2025, approximately 51% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at June 30, 2026 and December 31, 2025, respectively.  Insurance ceded represented 35% and 34% of premium income for the six months ended June 30, 2026 and 2025, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 37% and 35% of the Company’s total invested assets as of June 30, 2026 and December 31, 2025, respectively.

	Land, Minerals &
June 30, 2026	Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,038,460	$1,038,460
Equity securities, at fair value	153,831,581	0	153,831,581
Equity securities, at cost	3,326,613	0	3,326,613
Investment real estate	9,110,629	0	9,110,629
Total	$166,268,823	$1,038,460	$167,307,283

	Land, Minerals &
December 31, 2025	Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,061,720	$1,061,720
Equity securities, at fair value	136,129,315	0	136,129,315
Equity securities, at cost	3,904,565	0	3,904,565
Investment real estate	9,879,784	0	9,879,784
Notes receivable	1,875,000	0	1,875,000
Total	$151,788,664	$1,061,720	$152,850,384

At June 30, 2026 and December 31, 2025, the Company owned 4 equity securities that represented approximately 79% and 80%, respectively, of the total investments associated with the oil and gas industry.

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

Note 12 – Revision of Previously Issued Condensed Consolidated Financial Statements

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

To improve the consistency and comparability of the 2025 quarterly condensed consolidated financial statements, Management has revised the June 30, 2025 condensed consolidated financial statements and related disclosures to reflect the implementation.

	As Previously
June 30, 2025	Reported	Adjustments	As Restated
Consolidated Balance Sheets
Future policy benefits	$215,605,523	$(100,327,099)	$115,278,424
Policyholder account balances	0	94,063,407	94,063,407
Deferred income taxes	26,580,146	1,315,375	27,895,521
Retained earnings	191,636,958	1,045,962	192,682,920
Accumulated other comprehensive income (loss)	(1,924,855)	3,902,355	1,977,500

Consolidated Statements of Operations
Benefits, claims and settlement expenses: Life	$6,772,397	$(432,142)	$6,340,255
Income tax expense	3,322,136	90,750	3,412,886
Net income attributable to common shareholders	11,005,381	341,392	11,346,773
Basic income per share	3.49	0.11	3.60
Diluted income per share	3.49	0.11	3.60

Consolidated Statements of Comprehensive Income (Loss)
Net income	$11,053,296	$341,392	$11,394,688
Subtotal: Other comprehensive income (loss), net of tax	1,017,458	(1,635,214)	(617,756)
Comprehensive income (loss) attributable to UTG, Inc.	12,022,839	(1,293,822)	10,729,017

Consolidated Statements of Cash Flows
Net income	$11,053,296	$341,392	$11,394,688
Provision for deferred income tax expense	3,237,621	90,750	3,328,371
Change in policy liabilities and accruals	(2,112,376)	(432,142)	(2,544,518)

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

During the six-months ended June 30, 2026, there were no additions to or changes in the critical accounting policies disclosed in the 2025 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $29.8 and 11.3 million for the six-month period ended June 30, 2026 and 2025, respectively. The Company reported net income (loss) attributable to common shareholders of approximately $6.3 and ($1.6) million for the three-month period ended June 30, 2026 and 2025, respectively.

Revenues

For the six-month period ended June 30, 2026, the Company reported total revenues of approximately $50.4 million and for the same period in 2025 total revenues of approximately $25.3 million. The Company reported total revenues of approximately $13.9 million and $3.4 million for the three-month period ended June 30, 2026 and 2025, respectively.

The variance in total revenue between second quarter 2026 and 2025 is primarily the result of realized gains and the change in the fair value of equity securities. The Company reported a second quarter 2026 gain in the change in the fair value of equity securities of approximately $2.3 million and a year-to-date 2026 gain of approximately $30.5 million. In 2025, the Company reported a second quarter loss in the change in the fair value of equity securities of approximately $1.3 million and a year-to-date 2025 gain of approximately $15.0 million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains of approximately $10.5 million and $9.2 million for the six-month-period ended June 30, 2026 and 2025, respectively. The Company reported $5.7 million and $4.6 million, respectively, of revenue before net investment gains (losses) for the second quarter of 2026 and 2025, respectively. The 2026 net investment income results are comparable to 2025 for second quarter and year-to-date.

The following table summarizes our investment performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net investment income	$4,718,614	$3,480,217	$8,013,950	$6,598,953
Net realized investment gains	$5,907,301	$50,999	$9,456,094	$1,026,768
Change in fair value of equity securities	$2,250,531	$(1,256,918)	$30,463,997	$15,033,564

The following table reflects net investment income of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Fixed maturities available for sale	$645,334	$666,237	$1,288,796	$1,354,767
Held to maturity redeemable preferred stock	0	41,171	0	81,890
Equity securities	1,991,310	952,949	3,466,552	1,678,556
Mortgage loans	440,317	238,362	646,499	459,289
Real estate	2,172,638	1,947,978	3,697,076	3,613,100
Notes receivable	253,268	259,748	356,342	570,677
Policy loans	92,135	104,637	173,821	196,143
Short-term	49,809	12,432	130,996	34,838
Cash and cash equivalents	332,207	350,248	622,476	754,892
Total consolidated investment income	5,977,018	4,573,762	10,382,558	8,744,152
Investment expenses	(1,258,404)	(1,093,545)	(2,368,608)	(2,145,199)
Consolidated net investment income	$4,718,614	$3,480,217	$8,013,950	$6,598,953

Net investment income represented 77% and 71% of the Company's revenue before net investment gains as of June, 30, 2026 and 2025, respectively. For the second quarter ended June 30, net investment income represented 82% and 76% of revenue before net investment gains (losses) for 2026 and 2025, respectively. When comparing current and prior year results, net investment income was comparable in most of the investment categories outside of the mortgage loans and equity securities investment portfolios.

The earnings reported by the mortgage loan investments represented 6% and 5% of the total consolidated investment income reported by the Company during the six months ended June 30, 2026 and 2025, respectively. In second quarter 2026, the Company originated a new large mortgage loan that caused this increase.

The earnings reported by the equity securities investments represented 33% and 19% of the total consolidated investment income reported by the Company during the six months ended June 30, 2026 and 2025, respectively. In first quarter, a single equity security in the oil & gas industry produced a one-time dividend of $420,000. In second quarter the increase is primarily due to a single equity security producing a one-time dividend of $501,000, and an overall increase in distributions related to oil & gas royalties.

The average price of crude oil was approximately $65 per barrel during 2025. Beginning in late February 2026, crude oil prices increased significantly as geopolitical tensions in the Middle East escalated, including military conflict involving Iran and disruptions to shipping through the Strait of Hormuz, a critical transit route for global oil exports. These events created uncertainty regarding global oil supply, causing volatility in oil prices ranging from $60 per barrel and peak at approximately $115 per barrel. Although market conditions improved during the second quarter and prices moderated to approximately $80 per barrel by the end of June 2026, crude oil prices remained above the average levels experienced during 2025.

Because the Company's royalty income is directly influenced by oil prices, sustained crude oil prices above historical averages are expected to result in higher royalty distributions. However, future royalty income will continue to depend on the duration and severity of geopolitical events, the restoration of normal shipping through the Strait of Hormuz, global oil supply and demand conditions, and the resulting volatility in crude oil markets. Management cannot predict the timing or outcome of these events, and therefore cannot estimate the extent to which future oil prices or royalty distributions may be affected.

The following table reflects net investment gains (losses):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed maturities available for sale	$(7,716)	$412	$34,462	$412
Equity securities	5,914,829	3,735	9,421,444	979,504
Real estate	0	46,846	0	46,846
Short-term investments	188	6	188	6
Consolidated net realized investment gains	5,907,301	50,999	9,456,094	1,026,768
Change in fair value of equity securities	2,250,531	(1,256,918)	30,463,997	15,033,564
Net investment gains	$8,157,832	$(1,205,919)	$39,920,091	$16,060,332

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In 2026, the sale of five equity securities represents the majority of the realized investment gains from equity securities year-to-date with one of these sales being in the second quarter. Most of these sales are related to the oil/gas industry and the information technology industry.

The Company reported a year-to-date 2026 change in the fair value of equity securities of approximately $30.5 million, and a second quarter gain of approximately $2.3 million. In 2025, The Company reported a year-to-date change in the fair value of equity securities of approximately $15.0 million, and a second quarter loss of approximately $1.3 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. Of the 2026 change in fair value of equity securities, approximately $17.1 million is attributable to a single equity security holding related to the oil and gas industry. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

Expenses

The Company reported total benefits and other expenses of approximately $12.6 million and $10.5 million for the six month period ended June 30, 2026 and 2025, respectively. For the three month period ended June 30, 2026 and 2025, the Company reported total benefits and other expenses of approximately $5.9 million and $5.4 million, respectively. Benefits, claims and settlement expenses represented approximately 57% and 59% of the Company's total expenses for the six month periods ended June 30, 2026 and 2025, respectively. The other major expense category of the Company is operating expenses, which represented approximately 41% and 39% of the Company's total expenses for the six month periods ended June 30, 2026 and 2025, respectively.

When comparing year-to-date 2026 and 2025 results, life benefits, claims and settlement expenses were up approximately $1.1 million. Policy claims vary from period to period and therefore, fluctuations in mortality are to be expected and are not considered unusual by Management.

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

Operating expenses increased approximately $1.1 million in the six month period ended June 30, 2026 as compared to the same period in 2025. Increased salary costs due to an increase in bonus accrual make up 26% of the increase, and charitable contributions make up 20% of the increase. Both of these increased costs are related to the increase in 2026 earnings. Stock option amortization makes up 16% of the increase, the Company issued stock options in the third quarter of 2025. The Company also had increased actuarial costs due to the implementation of the new LDTI accounting standard, this cost makes up 9% of the increase.

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

Net amortization of cost of insurance acquired decreased approximately 1% when comparing current and prior year activity. Cost of insurance acquired is established when an insurance company is acquired or when the Company acquires a block of in-force business.  The Company assigns a portion of its cost to the right to receive future profits from insurance contracts existing at the date of the acquisition.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates may vary due to risk analysis performed at the time of acquisition on the business acquired. The Company utilizes a 12% discount rate on the remaining unamortized business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.  Amortization of cost of insurance acquired is particularly sensitive to changes in interest rate spreads and persistency of certain blocks of insurance in-force.  This expense is expected to decrease unless the Company acquires a new block of business.

Management continues to place significant emphasis on expense monitoring and cost containment. Maintaining administrative efficiencies directly impacts net income.

Financial Condition

Investment Information

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment. The below table reflects, by investment category, the investments held by the Company as of June 30, 2026, and December 31, 2025:

	2026	As a % of Total Investments	As a % of Total Assets
Fixed maturities available for sale	$72,069,483	16%	14%
Equity securities, at fair value	291,052,921	65%	56%
Equity securities, at cost	13,332,382	3%	2%
Mortgage loans	27,154,164	6%	5%
Real estate	32,335,231	7%	6%
Notes receivable	4,340,721	1%	1%
Policy loans	5,257,448	1%	1%
Short-term investments	4,949,271	1%	1%
Total investments	$450,491,621	100%	86%

	2025	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$73,159,589	17%	15%
Equity securities, at fair value	265,704,230	62%	54%
Equity securities, at cost	20,510,250	5%	4%
Mortgage loans	14,402,304	3%	3%
Real estate	33,087,699	8%	7%
Notes receivable	8,708,417	2%	2%
Policy loans	5,361,164	1%	1%
Short-term investments	9,808,824	2%	2%
Total investments	$430,742,477	100%	88%

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

The Company’s total investments represented 86% and 88% of the Company’s total assets as of June 30, 2026, and December 31, 2025, respectively. Fixed maturities and equity securities at fair value consistently represented a substantial portion, 81% and 79%, of the total investments during 2026 and 2025, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of June 30, 2026 and December 31, 2025.

As of June 30, 2026, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately $(349,000) and $1.6 million as of June 30, 2026 and 2025, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 37% and 35% of the Company’s total invested assets as of June 30, 2026 and December 31, 2025, respectively. See Note 10 – Concentrations for more details related to our oil and gas concentrations.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances. As of June 30, 2026, and December 31, 2025, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of June 30, 2026, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 7 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2025, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $21.7 million as of June 30, 2026. The Company has no outstanding borrowings on the CMA at June 30, 2026 nor had any borrowing activity during 2026.

Consolidated Liquidity

Cash used in operating activities was approximately $5.5 million in 2026 and cash used by operating activities was approximately $4.3 million in 2025. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2026, the Company’s investing activities provided net cash of approximately $18.7 million and used net cash of approximately $2.4 million in 2025. The Company recognized proceeds of approximately $39.1 million and $12.9 million from investments sold and matured in 2026 and 2025, respectively.  The Company used approximately $20.4 million and $15.3 million to acquire investments during 2026 and 2025, respectively. The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $1,192,000 and $134,000 during 2026 and 2025, respectively. As of June 30, 2026 and 2025, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $42.6 million and $30.5 million as of June 30, 2026 and December 31, 2025, respectively. The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur. These securities had a fair value of approximately $72.1 million at June 30, 2026. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

Total shareholders' equity increased by approximately 13% as of June 30, 2026, compared to December 31, 2025. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

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

None

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chairman of the Board, Chief Executive Officer and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Jesse T. Correll, Chairman of the Board, Chief Executive Officer and President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).
104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UTG, INC.
(Registrant)

Date:	August 12, 2026	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	August 12, 2026	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)