Form 10-Q
period 2026-09-30
UTG INC
filed 2026-11-12
CIK 832480

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2026 was 3,127,888.

UTG, Inc.
(The “Company”)

Part 1.   Financial Information.
Item 1.  Financial Statements.

UTG, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2026	2025*
ASSETS
Investments:
Investments, available for sale:
Fixed maturities, at fair value (amortized cost $65,572,501 and $74,900,990)	$61,951,590	$73,159,589
Equity securities, at fair value (cost $123,561,889 and $127,220,244)	299,181,772	265,704,230
Equity securities, at cost	12,345,568	20,510,250
Mortgage loans on real estate, at amortized cost (net of credit loss reserve of $535,000 and $220,000)	36,137,385	14,402,304
Investment real estate, net	49,920,092	33,087,699
Notes receivable (net of credit loss reserve of $60,000 and $135,000)	3,916,649	8,708,417
Policy loans	5,194,850	5,361,164
Short-term investments	10,406,158	9,808,824
Total investments	479,054,064	430,742,477
Cash and cash equivalents	21,118,659	30,536,972
Accrued investment income	1,726,772	1,129,139
Reinsurance receivables:
Future policy benefits	22,916,711	23,215,542
Policy claims and other benefits	4,235,027	4,015,191
Cost of insurance acquired	329,305	786,915
Income tax receivable	769,524	15,180
Other assets	949,480	927,165
Total assets	$531,099,542	$491,368,581

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Policy liabilities and accruals:
Future policyholder benefits	$108,745,079	$114,371,298
Policyholder account balances	90,742,497	92,921,066
Policy claims and benefits payable	4,502,225	3,456,000
Other policyholder funds	171,591	176,714
Dividend and endowment accumulations	14,361,061	14,568,544
Deferred income taxes	35,275,048	27,387,718
Other liabilities	6,471,256	5,794,974
Total liabilities	260,268,757	258,676,314
Shareholders' equity:
Common stock - no par value, stated value $0.001 per share. Authorized 7,000,000 shares - 3,129,081 and 3,142,470 shares outstanding	3,129	3,142
Additional paid-in capital	31,446,344	31,951,092
Retained earnings	235,066,098	198,416,066
Accumulated other comprehensive income	3,793,956	1,872,602
Total UTG shareholders' equity	270,309,527	232,242,902
Noncontrolling interest	521,258	449,365
Total shareholders' equity	270,830,785	232,692,267
Total liabilities and shareholders' equity	$531,099,542	$491,368,581

* Balance sheet audited at December 31, 2025.

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenue:		(as restated)		(as restated)
Premiums and policy fees	$1,702,052	$1,777,512	$5,259,941	$5,538,016
Ceded reinsurance premiums and policy fees	(516,862)	(630,538)	(1,746,147)	(1,901,005)
Net investment income	4,867,839	4,007,288	12,881,789	10,606,241
Other income	63,772	65,292	192,537	213,573
Revenue before net investment gains	6,116,801	5,219,554	16,588,120	14,456,825
Net investment gains:
Other realized investment gains, net	0	1,438,307	9,456,094	2,465,075
Change in fair value of equity securities	8,746,806	10,691,078	39,210,803	25,724,642
Total net investment gains	8,746,806	12,129,385	48,666,897	28,189,717
Total revenue	14,863,607	17,348,939	65,255,017	42,646,542

Benefits and other expenses:
Benefits, claims and settlement expenses:
Life	3,844,681	3,315,913	13,586,843	9,656,168
Ceded reinsurance benefits and claims	(561,828)	(392,861)	(3,732,318)	(1,240,892)
Annuity	243,370	251,372	740,481	745,551
Dividends to policyholders	55,806	58,374	203,900	216,012
Commissions and amortization of deferred policy acquisition costs	(28,997)	(30,851)	(79,784)	(83,926)
Amortization of cost of insurance acquired	152,537	153,542	457,610	460,625
Operating expenses	2,421,883	1,973,282	7,597,699	6,065,262
Total benefits and other expenses	6,127,452	5,328,771	18,774,431	15,818,800

Income before income taxes	8,736,155	12,020,168	46,480,586	26,827,742
Income tax expense	1,820,273	2,154,994	9,758,661	5,567,880

Net income	6,915,882	9,865,174	36,721,925	21,259,862

Net income attributable to noncontrolling interests	(23,626)	(18,494)	(71,893)	(66,409)

Net income attributable to common shareholders	$6,892,256	$9,846,680	$36,650,032	$21,193,453

Amounts attributable to common shareholders
Basic income per share	$2.20	$3.13	$11.68	$6.72

Diluted income per share	$2.19	$3.13	$11.61	$6.72

Basic weighted average shares outstanding	3,132,533	3,148,721	3,137,545	3,152,982

Diluted weighted average shares outstanding	3,152,899	3,149,650	3,157,060	3,153,438

See accompanying notes.

UTG, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
		(as restated)		(as restated)
Net income	$6,915,882	$9,865,174	$36,721,925	$21,259,862

Other comprehensive income (loss):

Unrealized holding gains (losses) arising during period, pre-tax	(1,437,202)	535,767	(1,879,510)	1,823,689
Tax (expense) benefit on unrealized holding gains (losses) arising during the period	301,812	(112,511)	394,697	(382,975)
Unrealized holding gains (losses) arising during period, net of tax	(1,135,390)	423,256	(1,484,813)	1,440,714

Remeasurement gains (losses) on future policy benefits during period, pre-tax	3,204,315	(894,831)	4,311,603	(2,964,722)
Tax (expense) benefit on remeasurement gains (losses) on future policy benefits during the period	(672,906)	187,915	(905,436)	622,592
Remeasurement gains (losses) on future policy benefits during period, net of tax	2,531,409	(706,916)	3,406,167	(2,342,130)

Subtotal: Other comprehensive income (loss), net of tax	1,396,019	(283,660)	1,921,354	(901,416)

Comprehensive income	8,311,901	9,581,514	38,643,279	20,358,446

Less comprehensive income attributable to noncontrolling interests	(23,626)	(18,494)	(71,893)	(66,409)

Comprehensive income attributable to UTG, Inc.	$8,288,275	$9,563,020	$38,571,386	$20,292,037

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Three Months Ended September 30, 2026	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at July 1, 2026	$3,137	$31,807,324	$228,173,842	$2,397,937	$497,632	$262,879,872
Treasury shares acquired and retired	(8)	(449,167)	0	0	0	(449,175)
Stock-based compensation expense	0	88,187	0	0	0	88,187
Net income attributable to common shareholders	0	0	6,892,256	0	0	6,892,256
Other comprehensive income	0	0	0	1,396,019	0	1,396,019
Gain attributable to noncontrolling interest	0	0	0	0	23,626	23,626
Balance at September 30, 2026	$3,129	$31,446,344	$235,066,098	$3,793,956	$521,258	$270,830,785

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Nine Months Ended September 30, 2026	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at January 1, 2026	$3,142	$31,951,092	$198,416,066	$1,872,602	$449,365	$232,692,267
Common stock issued during year	2	90,132	0	0	0	90,134
Treasury shares acquired and retired	(15)	(859,442)	0	0	0	(859,457)
Stock-based compensation expense	0	264,562	0	0	0	264,562
Net income attributable to common shareholders	0	0	36,650,032	0	0	36,650,032
Other comprehensive income	0	0	0	1,921,354	0	1,921,354
Gain attributable to noncontrolling interest	0	0	0	0	71,893	71,893
Balance at September 30, 2026	$3,129	$31,446,344	$235,066,098	$3,793,956	$521,258	$270,830,785

See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Three Months Ended September 30, 2025 (as restated)	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at July 1, 2025	$3,152	$32,252,914	$192,682,920	$1,977,500	$507,370	$227,423,856
Treasury shares acquired and retired	(7)	(316,306)	0	0	0	(316,313)
Stock-based compensation expense	0	29,396	0	0	0	29,396
Net income attributable to common shareholders	0	0	9,846,680	0	0	9,846,680
Other comprehensive loss	0	0	0	(283,660)	0	(283,660)
Gain attributable to noncontrolling interest	0	0	0	0	18,494	18,494
Balance at September 30, 2025	$3,145	$31,966,004	$202,529,600	$1,693,840	$525,864	$236,718,453

				Accumulated Other
		Additional Paid-In		Comprehensive		Total Shareholders'
Nine Months Ended September 30, 2025 (as restated)	Common Stock	Capital	Retained Earnings	Income (Loss)	Noncontrolling Interest	Equity

Balance at January 1, 2025	$3,159	$32,442,486	$181,336,147	$2,595,256	$459,455	$216,836,503
Common stock issued during year	1	13,973	0	0	0	13,974
Treasury shares acquired and retired	(15)	(519,851)	0	0	0	(519,866)
Stock-based compensation expense	0	29,396	0	0	0	29,396
Net income attributable to common shareholders	0	0	21,193,453	0	0	21,193,453
Other comprehensive loss	0	0	0	(901,416)	0	(901,416)
Gain attributable to noncontrolling interest	0	0	0	0	66,409	66,409
Balance at September 30, 2025	$3,145	$31,966,004	$202,529,600	$1,693,840	$525,864	$236,718,453

 See accompanying notes.

UTG, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities:		(as restated)
Net income	$36,721,925	$21,259,862
Adjustments to reconcile net income to net cash used in operating activities:
Amortization (accretion) of investments	68,207	167,427
Realized investment gains, net	(9,456,094)	(2,465,075)
Change in fair value of equity securities	(39,210,803)	(25,724,642)
Change in allowance from credit losses	240,000	(20,000)
Amortization of cost of insurance acquired	457,610	460,625
Provision for deferred income taxes	7,376,591	4,476,584
Depreciation and depletion	1,303,701	1,030,116
Stock-based compensation	354,696	43,370
Charges for mortality and administration of universal life and annuity products	(3,910,172)	(4,049,319)
Interest credited to account balances	2,516,612	2,596,994
Change in accrued investment income	(597,633)	112,024
Change in reinsurance receivables	78,995	558,504
Change in policy liabilities and accruals	(468,786)	(2,756,073)
Change in income taxes receivable	(754,344)	791,296
Change in other assets and liabilities, net	653,970	(902,795)
Net cash used in operating activities	(4,625,525)	(4,421,102)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities available for sale	12,234,462	9,000,000
Equity securities	27,375,407	5,413,297
Mortgage loans	2,035,900	3,045,567
Notes receivable	4,866,767	8,809,914
Real estate	165,827	88,151
Policy loans	648,206	825,921
Short-term investments	7,490,737	1,000,000
Total proceeds from investments sold and matured	54,817,306	28,182,850
Cost of investments acquired:
Fixed maturities available for sale	(3,108,866)	(2,998,850)
Equity securities	(4,056,021)	(11,959,192)
Mortgage loans	(24,084,981)	(1,287,789)
Notes receivable	0	(1,568,133)
Real estate	(18,301,921)	(517,299)
Policy loans	(481,893)	(617,592)
Short-term investments	(7,919,735)	0
Total cost of investments acquired	(57,953,417)	(18,948,855)
Net cash (used in) provided by investing activities	(3,136,111)	9,233,995

Cash flows from financing activities:
Policyholder contract deposits	2,915,601	3,003,686
Policyholder contract withdrawals	(3,712,821)	(3,109,209)
Purchase of treasury stock	(859,457)	(519,866)
Net cash used in financing activities	(1,656,677)	(625,389)

Net increase (decrease) in cash and cash equivalents	(9,418,313)	4,187,504
Cash and cash equivalents at beginning of period	30,536,972	45,263,967
Cash and cash equivalents at end of period	$21,118,659	$49,451,471

See accompanying notes.

UTG, Inc.

Notes to Condensed Consolidated Financial Statements
 (Unaudited)

Note 1 – Basis of Presentation

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025, which has been derived from audited consolidated financial statements, and the unaudited interim Condensed Consolidated Financial Statements include the accounts of UTG, Inc. (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  The information furnished includes all adjustments and accruals of a normal recurring nature, which in the opinion of Management, are necessary for a fair presentation of the results for the interim periods.  The unaudited Condensed Consolidated Financial Statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The Company’s results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any other future period.

This document at times will refer to the Registrant’s largest shareholder, Mr. Jesse T. Correll and certain companies controlled by Mr. Correll.  Mr. Correll holds a majority ownership of First Southern Funding, LLC (“FSF”), a Kentucky corporation, and First Southern Bancorp, Inc. (“FSBI”), a financial services holding company.  FSBI operates through its 95% indirectly owned subsidiary bank, First Southern National Bank (“FSNB”).  Banking activities are conducted through multiple locations within south-central and western Kentucky.  Mr. Correll is Chief Executive Officer, President, and Chairman of the Board of Directors of UTG and is currently UTG’s largest shareholder through his ownership control of FSF, FSBI and affiliates. At September 30, 2026, Mr. Correll owns or controls directly and indirectly approximately 70% of UTG’s outstanding stock.

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

Pending Sale Transaction - The Company has recently entered into a real estate sale agreement whereby the Company will sell a portion of one of its land holdings. This property is anticipated to close before the end of the year. Should this sale be consummated, the Company will have an approximately $18 million realized gain or $14.2 million in net income after taxes from this transaction.  The contract is currently in its due diligence period. There can be no guarantee that the closing will occur as anticipated or occur at all.

Subsequent Events - Management has evaluated subsequent events for recognition and disclosure in the consolidated financial statements through the date the consolidated financial statements were available to be issued. The Company did not identify any subsequent events requiring recognition or disclosure.

Note 2 – Recently Issued Accounting Standards

During the nine months ended September 30, 2026, there were no additions to or changes in the critical accounting policies disclosed in the 2025 Form 10-K.

Note 3 – Investments

Investment in Fixed Maturity Securities

The Company’s insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment.

Investments in fixed maturity securities are summarized by type as follows:

	Original or Amortized	Gross Unrealized	Gross Unrealized	Estimated
September 30, 2026	Cost	Gains	Losses	Fair Value
U.S. Government and govt. agencies and authorities	$21,241,638	$0	$(230,151)	$21,011,487
U.S. special revenue and assessments	7,511,375	0	(201,653)	7,309,722
All other corporate bonds	36,819,488	8,440	(3,197,547)	33,630,381
Total fixed maturities, at fair value	$65,572,501	$8,440	$(3,629,351)	$61,951,590

	Original or Amortized	Gross Unrealized	Gross Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
U.S. Government and govt. agencies and authorities	$22,839,422	$60,190	$(148,886)	$22,750,726
U.S. special revenue and assessments	7,516,321	0	(62,399)	7,453,922
All other corporate bonds	44,545,247	148,195	(1,738,501)	42,954,941
Total fixed maturities, at fair value	$74,900,990	$208,385	$(1,949,786)	$73,159,589

The amortized cost and estimated market value of fixed maturity securities at September 30, 2026, by contractual maturity, is shown below.

Fixed Maturity Securities

September 30, 2026	Amortized Cost	Fair Value
Due in one year or less	$22,637,760	$22,540,622
Due after one year through five years	21,614,686	21,132,873
Due after five years through ten years	7,412,205	6,486,410
Due after ten years	13,907,850	11,791,685
Total	$65,572,501	$61,951,590

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

The Company held below investment grade investments with an estimated market value of $0 as of September 30, 2026 and December 31, 2025.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position:

September 30, 2026	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$16,962,657	$(169,590)	$4,048,830	$(60,561)	$21,011,487	$(230,151)
U.S. special revenue and assessments	0	0	7,309,722	(201,653)	7,309,722	(201,653)
All other corporate bonds	7,896,631	(117,695)	25,227,005	(3,079,852)	33,123,636	(3,197,547)
Total fixed maturities	$24,859,288	$(287,285)	$36,585,557	$(3,342,066)	$61,444,845	$(3,629,351)

December 31, 2025	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Government and govt. agencies and authorities	$996,280	$(2,040)	$8,663,797	$(146,846)	$9,660,077	$(148,886)
U.S. special revenue and assessments	0	0	7,453,922	(62,399)	7,453,922	(62,399)
All other corporate bonds	0	0	34,265,250	(1,738,501)	34,265,250	(1,738,501)
Total fixed maturities	$996,280	$(2,040)	$50,382,969	$(1,947,746)	$51,379,249	$(1,949,786)

Additional information regarding investments in an unrealized loss position is as follows:

	Less than 12 months	12 months or longer	Total
As of September 30, 2026
Fixed maturities	18	23	41
As of December 31, 2025
Fixed maturities	1	29	30

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

Substantially all of the unrealized losses on fixed maturity securities at September 30, 2026 and December 31, 2025 are attributable to changes in market interest rates and general disruptions in the credit market subsequent to purchase. At September 30, 2026, the Company did not intend to sell its securities in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss at September 30, 2026.

Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance, and changes in credit ratings.

Net unrealized losses included in other comprehensive income (loss) for investments classified as available-for-sale, net of the effect of deferred income taxes, assuming that the depreciation had been realized as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Unrealized appreciation (depreciation) on available-for-sale securities	$(3,620,911)	$(1,741,400)
Deferred income taxes	760,391	365,693
Net unrealized appreciation (depreciation) on available-for-sale securities	$(2,860,520)	$(1,375,707)

Cost Method Equity Investments

The Company held equity investments with an aggregate cost of $12,345,568 and $20,510,250 at September 30, 2026 and December 31, 2025, respectively. These equity investments were not reported at fair value because it is not practicable to estimate their fair values due to insufficient information being available. Management reviews and considers events or changes in circumstances that might have a significant adverse effect on the reported value of those investments. Management did not identify any events or changes in circumstances that might have a significant adverse effect on the reported value of those investments.

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

During the nine months ended September 30, 2026 and 2025, the Company acquired $24,084,981 and $1,287,789 in mortgage loans, respectively.  FSNB services the majority of the Company’s mortgage loan portfolio.  The Company pays FSNB a 0.25% servicing fee on these loans and a one-time fee at loan origination of 0.50% of the original loan cost to cover costs incurred by FSNB relating to the processing and establishment of the loan.

During 2026 and 2025, the maximum and minimum lending rates for mortgage loans were:

	2026		2025
	Maximum rate	Minimum rate	Maximum rate	Minimum rate
Farm Loans	8.00%	8.00%	8.00%	8.00%
Commercial Loans	10.00%	4.40%	10.00%	4.40%
Residential Loans	8.58%	4.15%	5.00%	4.15%

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

The following table summarizes the mortgage loan holdings of the Company:

	September 30, 2026	December 31, 2025
In good standing	$36,137,385	$14,402,304
Total mortgage loans	$36,137,385	$14,402,304

The following is a summary of the mortgage loans outstanding and the related allowance for credit losses:

	September 30, 2026	December 31, 2025
Farm	$306,417	$311,780
Commercial	35,028,157	12,928,334
Residential	1,337,811	1,382,190
Total mortgage loans	36,672,385	14,622,304
Less allowance for credit losses	(535,000)	(220,000)
Total mortgage loans, net	$36,137,385	$14,402,304

There were no past due loans as of September 30, 2026 and December 31, 2025.

Notes Receivable

Notes receivable represent collateral loans and promissory notes issued by the Company and are reported at their unpaid principal balances, adjusted for valuation allowances.  Interest accruals are analyzed based on the likelihood of repayment.  The Company does not utilize a specified number of days delinquent to cause an automatic non-accrual status. During the nine months ended September 30, 2026 and 2025 the Company acquired $0 and $1,568,133 of notes receivable, respectively.

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

The following is a summary of the notes receivable outstanding and the related allowance for credit losses:

	September 30, 2026	December 31, 2025
Notes receivable	$3,976,649	$8,843,417
Less allowance for credit losses	(60,000)	(135,000)
Total notes receivable, net	$3,916,649	$8,708,417

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company's income statements. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well a any third-party guarantees. The allowance for unfunded commitments as of September 30, 2026 and December 31, 2025 was $25,000 and $30,000, respectively, and is included in other liabilities on the Company's Condensed Consolidated Balance Sheets.

Allowance for Credit Loss - Accrued Interest

Accrued interest is not included in the ACL and if deemed uncollectible, it is charged against interest income when determined to be uncollectible.

Allowance for Credit Loss - Summary of Activity

The following is a summary of activity related to the allowance for credit loss:

	Allowance For Credit Losses
	Mortgage	Notes	Unfunded
	Loans	Receivable	Commitments	Total
January 1, 2025	$235,000	$195,000	$50,000	$480,000
2025 Change in allowance	(15,000)	(60,000)	(20,000)	(95,000)
December 31, 2025	220,000	135,000	30,000	385,000
2026 Change in allowance	315,000	(75,000)	(5,000)	235,000
September 30, 2026	$535,000	$60,000	$25,000	$620,000

Investment Real Estate

Real estate held-for-investment is stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of 3 to 30 years. The Company periodically reviews its real estate held-for-investment for impairment and tests for recoverability whenever events or changes in circumstances indicate the carrying value may not be recoverable. During the nine months ended September 30, 2026, no impairments were recognized on the investment real estate.

The following table provides an allocation of the Company’s investment real estate by type:

	September 30, 2026	December 31, 2025
Raw land	$34,894,239	$16,754,842
Commercial	6,113,359	6,245,872
Residential	1,871,762	1,897,744
Land, minerals and royalty interests	7,040,732	8,189,241
Total investment real estate	$49,920,092	$33,087,699

The Company’s investment real estate portfolio includes ownership in oil and gas royalties. As of September 30, 2026 and December 31, 2025, investments in oil and gas royalties represented 17% and 30%, respectively, of the total investment real estate portfolio. See Note 10 – Concentrations of the Condensed Consolidated Financial Statements for additional information regarding the allocation of the oil and gas investment real estate holdings by industry type.

Gains and losses recognized on the disposition of the properties are recorded as realized gains and losses in the Condensed Consolidated Statements of Operations. During the nine months ended September 30, 2026 and 2025, the Company acquired $18,301,921 and $517,299 of investment real estate, respectively.

Short-Term Investments

Short-term investments have remaining maturities exceeding three months and under 12 months at the time of purchase and are stated at amortized cost, which approximates fair value. The short-term investments consist of United States Treasury securities and a large note receivable.

During the nine months ended September 30, 2026 and 2025, the Company acquired $7,919,735 and $0 of short-term investments, respectively.

Net Investment Gains (Losses)

The following table presents net investment gains (losses) and the change in net unrealized gains on available-for-sale investments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Realized gains:
Sales of fixed maturities	$0	$0	$42,178	$412
Sales of equity securities	0	1,438,307	9,421,444	2,417,811
Sales of real estate	0	0	0	46,846
Sales of short-term investments	0	0	188	6
Total realized gains	0	1,438,307	9,463,810	2,465,075
Realized losses:
Sales of fixed maturities	0	0	(7,716)	0
Total realized losses	0	0	(7,716)	0
Net realized investment gains	0	1,438,307	9,456,094	2,465,075
Change in fair value of equity securities:
Change in fair value of equity securities held at the end of the period	8,746,806	10,691,078	39,210,803	25,724,642
Change in fair value of equity securities	8,746,806	10,691,078	39,210,803	25,724,642
Net investment gains	$8,746,806	$12,129,385	$48,666,897	$28,189,717
Change in net unrealized gains (losses) on available-for-sale investments included in other comprehensive income:
Fixed maturities	$(1,437,202)	$535,767	$(1,879,510)	$1,823,689
Net increase (decrease)	$(1,437,202)	$535,767	$(1,879,510)	$1,823,689

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

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the observability of the inputs used:

September 30, 2026	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$21,011,487	$0	$0	$21,011,487
U.S. special revenue and assessments	0	7,309,722	0	7,309,722
Corporate securities	0	33,630,381	0	33,630,381
Total fixed maturities	21,011,487	40,940,103	0	61,951,590
Equity securities:
Common stocks	90,251,783	5,540,400	3,735,432	99,527,615
Limited liability companies	0	0	80,822,417	80,822,417
Total equity securities	90,251,783	5,540,400	84,557,849	180,350,032
Short-term investments	10,406,158	0	0	10,406,158
Total financial assets	$121,669,428	$46,480,503	$84,557,849	$252,707,780

December 31, 2025	Level 1	Level 2	Level 3	Total
Fixed maturity securities:
U.S. Government and government agencies and authorities	$22,750,726	$0	$0	$22,750,726
U.S. special revenue and assessments	0	7,453,922	0	7,453,922
Corporate securities	0	42,954,941	0	42,954,941
Total fixed maturities	22,750,726	50,408,863	0	73,159,589
Equity securities:
Common stocks	75,400,093	5,571,600	3,368,748	84,340,441
Limited liability companies	0	0	85,810,435	85,810,435
Total equity securities	75,400,093	5,571,600	89,179,183	170,150,876
Short-term investments	9,808,824	0	0	9,808,824
Total financial assets	$107,959,643	$55,980,463	$89,179,183	$253,119,289

Total assets included in the fair value hierarchy exclude certain equity securities that were measured at estimated fair value using the net asset value (“NAV”) per share practical expedient. At September 30, 2026 and December 31, 2025, the estimated fair value of such investments was $118,831,740 and $95,553,354, respectively. These investments are generally not readily redeemable by the investee.

The following is a description of the valuation techniques used the by Company to measure assets reported at fair value on a recurring basis. There have been no significant changes in the valuation techniques utilized by the Company for the nine months ended September 30, 2026.

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

		Investments in
	Investments in	Limited Liability
	Common Stocks	Companies	Total
Balance at December 31, 2024	$3,064,983	$82,654,596	$85,719,579
Unrealized gains	303,765	4,146,711	4,450,476
Sales	0	(990,872)	(990,872)
Balance at December 31, 2025	3,368,748	85,810,435	89,179,183
Unrealized gains (losses)	366,684	(4,688,917)	(4,322,233)
Purchases	0	170,084	170,084
Sales	0	(469,185)	(469,185)
Balance at September 30, 2026	$3,735,432	$80,822,417	$84,557,849

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the table above. As a result, the unrealized gains (losses) on instruments held at September 30, 2026 and December 31, 2025 may include changes in fair value that were attributable to both observable and unobservable inputs.

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

	Fair Value at	Fair Value at
Financial Assets	September 30, 2026	December 31, 2025	Valuation Technique
Limited liability companies	$80,822,417	$85,810,435	Pricing Model
Common stocks	3,735,432	3,368,748	Pricing Model
Total	$84,557,849	$89,179,183

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

Investments in Certain Entities Carried at Fair Value Using Net Asset Value per Share

	Fair Value at	Unfunded		Redemption Notice
Investment Category	September 30, 2026	Commitments	Redemption Frequency	Period
Redeemable
Limited partnership	$66,913,157	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	8,052,012	2,130,042	n/a	n/a
Limited partnerships	43,866,571	6,117,092	n/a	n/a
Total	$118,831,740	$8,247,134

	Fair Value at	Unfunded		Redemption Notice
Investment Category	December 31, 2025	Commitments	Redemption Frequency	Period
Redeemable
Limited partnership	$48,740,340	$0	Quarterly	45 days
Non-redeemable
Limited liability companies	6,883,913	2,740,042	n/a	n/a
Limited partnerships	39,929,101	1,069,085	n/a	n/a
Total	$95,553,354	$3,809,127

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

Fair Value Measurements on a Nonrecurring Basis

Certain assets are not carried at fair value on a recurring basis. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the Consolidated Financial Statements. At September 30, 2026 and December 31, 2025, the Company recognized an other-than-temporary impairment of $0 and $725,032 on an equity security, respectively.

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

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not measured at fair value and indicates the level in the fair value hierarchy of the estimated fair value measurement based on the observability of the inputs used:

	Carrying	Estimated
September 30, 2026	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	$12,345,568	$12,345,568	$0	$0	$12,345,568
Mortgage loans on real estate	36,137,385	36,670,430	0	0	36,670,430
Notes receivable	3,916,649	3,872,261	0	0	3,872,261
Policy loans	5,194,850	5,194,850	0	0	5,194,850
Accrued investment income	1,726,772	1,726,772	0	0	1,726,772

Liabilities
Policy claims and benefits payable	4,502,225	4,502,225	0	0	4,502,225
Dividend and endowment accumulations	14,361,061	14,361,061	0	0	14,361,061

	Carrying	Estimated
December 31, 2025	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Equity securities, at cost	$20,510,250	$20,510,250	$0	$0	$20,510,250
Mortgage loans on real estate	14,402,304	13,637,402	0	0	13,637,402
Notes receivable	8,708,417	8,675,239	0	0	8,675,239
Policy loans	5,361,164	5,361,164	0	0	5,361,164
Accrued investment income	1,129,139	1,129,139	0	0	1,129,139

Liabilities
Policy claims and benefits payable	3,456,000	3,456,000	0	0	3,456,000
Dividend and endowment accumulations	14,568,544	14,568,544	0	0	14,568,544

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

September 30, 2026	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$3,971,915	$21,601,667	$(10,695,983)	$28,599,439	$(6,724,068)	$50,201,106
Beginning balance at original discount rate	4,193,882	22,968,581	(11,298,224)	30,964,035	(7,104,342)	53,932,616
Effect of changes in CF considerations	804,625	1,146,539	2,412,098	2,759,828	3,216,723	3,906,367
Effect of actual variances from expected	(499,031)	(672,973)	(500,019)	(658,912)	(999,050)	(1,331,885)

Adjusted beginning of period balance	4,499,476	23,442,147	(9,386,145)	33,064,951	(4,886,669)	56,507,098
New issuances	-	-	-	-	-	-
Interest accrual	517,399	873,621	1,569,284	1,312,968	2,086,683	2,186,589
Premiums	(556,192)	-	(19,057)	-	(575,249)	-
Benefit Payments	-	(1,098,520)	-	(993,086)	-	(2,091,606)

Ending balance at original discount rate	4,460,683	23,217,248	(7,835,918)	33,384,833	(3,375,235)	56,602,081
Effect of changes in discount rate	(495,181)	(2,837,732)	846,834	(5,234,002)	351,653	(8,071,734)

Balance, end of year	$3,965,502	$20,379,516	$(6,989,084)	$28,150,831	$(3,023,582)	$48,530,347

Net liability for future policy benefits	$16,414,014		$35,139,915		$51,553,929

Deferred profit liability	$0		$1,333,411		$1,333,411

September 30, 2025	Traditional Premium Paying		Traditional Limited Pay		Total
	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits	Present Value of Net Premiums	Present Value of Benefits
Balance, beginning of year	$4,293,082	$22,118,278	$(12,243,574)	$26,826,750	$(7,950,492)	$48,945,028
Beginning balance at original discount rate	4,711,513	24,563,973	(13,416,148)	30,636,495	(8,704,635)	55,200,468
Effect of changes in CF considerations	-	-	-	-	-	-
Effect of actual variances from expected	(262,585)	(280,702)	682,111	745,613	419,526	464,911

Adjusted beginning of period balance	4,448,928	24,283,271	(12,734,037)	31,382,108	(8,285,109)	55,665,379
New issuances	-	-	-	-	-	-
Interest accrual	1,099,510	1,823,517	749,164	521,292	1,848,674	2,344,809
Premiums	(481,103)	-	(19,827)	-	(500,930)	-
Benefit Payments	-	(1,697,192)	-	(1,023,963)	-	(2,721,155)

Ending balance at original discount rate	5,067,335	24,409,596	(12,004,700)	30,879,437	(6,937,365)	55,289,033
Effect of changes in discount rate	(256,461)	(1,382,760)	607,113	(2,311,450)	350,652	(3,694,210)

Balance, end of year	$4,810,874	$23,026,836	$(11,397,587)	$28,567,987	$(6,586,713)	$51,594,823

Net liability for future policy benefits	$18,215,962		$39,965,574		$58,181,536

Deferred profit liability	$0		$989,773		$989,773

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

	September 30, 2026	December 31, 2025
Traditional Premium Paying	$16,414,014	$17,629,752
Traditional Limited Pay	36,473,326	40,196,147
Participating Policies	40,326,815	40,810,267
Miscellaneous Reserves	2,042,875	2,108,019
PALIC	13,421,080	13,559,661
A&H	66,969	67,452
Total	$108,745,079	$114,371,298

The undiscounted expected future benefit payments and gross premiums as of September 30, 2026, and 2025 are summarized as follows:

	Undiscounted	Original Present Value	Current Present Value
September 30, 2026
Gross premiums	$10,962,176	$8,214,124	$7,303,066
Benefits	82,529,079	56,602,081	48,530,347
September 30, 2025
Gross premiums	$14,119,201	$10,476,329	$9,946,126
Benefits	82,259,092	55,289,033	51,594,823

The weighted-average interest rates as of September 30, 2026, and 2025 are summarized as follows:

	September 30, 2026	September 30, 2025
Original discount rate	3.92%	3.92%
Current discount rate	5.88%	4.7%

The weighted-average durations of the liability in years as of September 30, 2026, and 2025 are summarized as follows:

	September 30, 2026	September 30, 2025
Original duration of the liability in years	8.72	9.47
Current duration of the liability in years	7.81	9.06

The actual experience during the years ended September 30, 2026 and 2025 compared to what was expected for the years ended September 30, 2026 and 2025 is summarized as follows:

September 30, 2026	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$151,955,724	$2,744,062	$666,576	$234,301	$3,644,939
Expected rate		1.81%	0.44%	0.10%	2.35%
Actual	$152,918,056	$2,091,606	$725,787	$240,967	$3,058,360
Actual rate		1.37%	0.47%	0.16%	2.00%
Actual to expected ratio		76.22%	108.88%	102.85%	83.91%

September 30, 2025	Amount Inforce	Mortality	Lapsation	Maturity	Total Benefits
Expected	$159,098,836	$2,709,958	$689,885	$218,553	$3,618,396
Expected rate		1.70%	0.43%	0.14%	2.27%
Actual	$159,726,296	$2,721,154	$620,272	$183,905	$3,525,331
Actual rate		1.71%	0.39%	0.12%	2.22%
Actual to expected ratio		100.41%	89.91%	84.15%	97.43%

Significant assumption inputs to the calculation of the liability for future policy benefits for the nonparticipating traditional and limited pay products include mortality, lapses and discount rates. Given limited credibility, the Company did not make any assumption changes since transition.

Policyholders’ Account Balances include universal life and annuity contracts.

The composition of universal life and annuities included in Policyholders’ Account Balances as of September 30, 2026, and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Annuity	$24,260,352	$24,769,354
Universal Life	66,482,145	68,151,712
Total policyholder account balances	$90,742,497	$92,921,066

The range of crediting rates for policyholders’ account balances compared to the guaranteed minimum crediting rates as of September 30, 2026, and 2025 are presented as follows:

September 30, 2026	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$748,921	$-	$-	$-	$748,921
2.00% to 2.99%	192,090	-	-	-	192,090
3.00% to 3.99%	5,125,645	-	-	-	5,125,645
Greater than 4.00%	66,560,283	193,134	17,922,424	-	84,675,841
Total	$72,626,939	$193,134	$17,922,424	$-	$90,742,497

September 30, 2025	At Guaranteed Minimum	1 Basis Point to 50 Basis Points Above Guaranteed Minimum	51 Basis Point to 150 Basis Points Above Guaranteed Minimum	Greater Than 150 Basis Points Above Guaranteed Minimum	Total
Less than 2.00%	$753,866	$-	$-	$-	$753,866
2.00% to 2.99%	225,797	-	-	-	225,797
3.00% to 3.99%	5,364,378	-	-	-	5,364,378
Greater than 4.00%	69,208,207	188,760	17,900,468	-	87,297,435
Total	$75,552,248	$188,760	$17,900,468	$-	$93,641,476

The change in the policyholders account balances for the years ended September 30, 2026, and 2025 are summarized as follows:

	September 30, 2026		September 30, 2025
	Universal Life	Annuity	Universal Life	Annuity
Balance, beginning of year	$68,151,712	$24,769,354	$69,836,708	$25,403,323
Issuances	0	0	0	0
Premiums received	2,694,476	100,720	2,796,251	98,992
Policy charges	(3,776,861)	0	(3,927,819)	0
Benefit payments	(1,580,007)	(743,840)	(1,252,302)	(591,831)
Surrenders and withdrawals	(761,561)	(627,414)	(670,931)	(594,144)
Interest Credited	1,754,386	761,532	1,776,738	766,491

Balance, end of year	$66,482,145	$24,260,352	$68,558,645	$25,082,831

Weighted average crediting rate	4.43%	4.00%	4.42%	4.01%

Cash surrender value	$52,250,986	$24,246,495	$54,338,452	$25,067,992

Note 6 – Credit Arrangements

During September 30, 2026 and December 31, 2025, the Company had the following line of credit available:

Instrument	Issue Date	Maturity Date	Revolving Credit Limit	December 31, 2025	Borrowings	Repayments	September 30, 2026
Line of Credit:
UG - CMA	10/21/21	10/1/27	25,000,000	0	0	0	0

During October of 2026, the Federal Home Loan Bank approved UG’s Cash Management Advance Application (“CMA”). The CMA gives the Company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days. The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $18,671,178. The Company has no outstanding borrowings on the CMA at September 30, 2026 nor had any borrowing activity during 2026.

Note 7 – Shareholders’ Equity

During 2026, the Company issued 1,733 shares of stock to management and employees as compensation at a cost of $90,134. These awards are determined at the discretion of the Board of Directors.

Stock Repurchase Program – The Board of Directors of UTG has authorized the repurchase in the open market or in privately negotiated transactions of UTG’s common stock.  The Board of Directors of UTG authorized the repurchase of up to $26 million of UTG’s common stock in the open market or in privately negotiated transactions. Company Management has broad authority to operate the program, including the discretion of whether to purchase shares and the ability to suspend or terminate the program. Open market purchases are made based on the last available market price but may be limited.  During the nine months ended September 30, 2026, the Company repurchased 15,122 shares through the stock repurchase program for $859,457. Through September 30, 2026, UTG has spent $22,481,823 in the acquisition of 1,414,391 shares under this program.

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

The Company has reserved for issuance, an aggregate of 300,000 shares of common stock under the Plan. As of September 30, 2026, 96,250 options have been granted, and 203,750 options remained under the Plan for future issuance.

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

The following table provides a summary of option activity under the Plan:

			Weighted average
		Weighted	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic value
	options	price	life (years)	(1)
Outstanding at December 31, 2025	96,250	$44.69	8.89	$1,002,375
Granted	-	-	-	-
Outstanding at September 30, 2026	96,250	44.69	8.14	1,280,538
Exercisable at September 30, 2026	19,250	$44.69	8.14	$256,108

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing price of the common stock for the options that were in the money as of September 30, 2026.

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

The weighted-average grant-date fair value of options granted during 2025 was $18.32 per share. There are 19,250 of options exercisable under the Plan as of September 30, 2026.

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

Total unrecognized compensation expense related to non-vested stock options granted under the Plan was $1,381,602 as of September 30, 2026, with the cost expected to be recognized over a weighted-average period of approximately 3.92 years.

The Company recognized stock-based compensation expense related to stock options of $264,562 and $29,396 for the nine months ended September 30, 2026 and 2025, respectively.

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

The components of basic and diluted EPS were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic weighted average shares outstanding	3,132,533	3,148,721	3,137,545	3,152,982
Weighted average dilutive options outstanding	20,366	929	19,515	456
Diluted weighted average shares outstanding	3,152,899	3,149,650	3,157,060	3,153,438

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

Mortgage Loan Commitments - The Company commits to lend funds under mortgage loan commitments. The Company had no mortgage loan commitments at September 30, 2026 and December 31, 2025.

Notes Receivable Commitments - The Company commits to lend funds under notes receivable funding commitments. The amounts of these notes receivable commitments were $500,000 and $625,000 at September 30, 2026 and December 31, 2025, respectively.

Commitments to Fund Limited Liability Company and Limited Partnership Investments - The Company commits to fund investments in limited liability companies and limited partnerships. The amounts of the unfunded commitments were $21,783,421 and $23,174,978 at September 30, 2026 and December 31, 2025, respectively.

Note 9 – Other Cash Flow Disclosures

On a cash basis, the Company paid the following expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest	$0	$0	$0	$0
Federal income tax	0	0	3,095,000	300,000

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

Because UTG serves primarily individuals located in three states, the ability of the Company's customers to pay their insurance premiums is impacted by the economic conditions in these areas.  As of September 30, 2026 and 2025, approximately 53% and 51% of the Company’s total direct premium was collected from Illinois, Ohio, and Texas. Thus, results of operations are heavily dependent upon the strength of these economies.

The Company reinsures that portion of insurance risk which is in excess of its retention limits. Retention limits range up to $125,000 per life.  Life insurance ceded represented 20% of total life insurance in force at September 30, 2026 and December 31, 2025, respectively.  Insurance ceded represented 33% and 34% of premium income for the nine months ended September 30, 2026 and 2025, respectively. The Company would be liable for the reinsured risks ceded to other companies to the extent that such reinsuring companies are unable to meet their obligations.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 35% of the Company’s total invested assets as of September 30, 2026 and December 31, 2025, respectively.

	Land, Minerals &
September 30, 2026	Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,025,830	$1,025,830
Equity securities, at fair value	157,349,340	0	157,349,340
Equity securities, at cost	3,035,852	0	3,035,852
Investment real estate	8,722,284	0	8,722,284
Total	$169,107,476	$1,025,830	$170,133,306

	Land, Minerals &
December 31, 2025	Royalty Interests	Exploration	Total
Fixed maturities, at fair value	$0	$1,061,720	$1,061,720
Equity securities, at fair value	136,129,315	0	136,129,315
Equity securities, at cost	3,904,565	0	3,904,565
Investment real estate	9,879,784	0	9,879,784
Notes receivable	1,875,000	0	1,875,000
Total	$151,788,664	$1,061,720	$152,850,384

At September 30, 2026 and December 31, 2025, the Company owned 4 equity securities that represented approximately 78% and 80%, respectively, of the total investments associated with the oil and gas industry.

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

To improve the consistency and comparability of the 2025 quarterly condensed consolidated financial statements, Management has revised the September 30, 2025 condensed consolidated financial statements and related disclosures to reflect the implementation.

	As Previously
September 30, 2025	Reported	Adjustments	As Restated
Consolidated Balance Sheets
Future policy benefits	$214,442,546	$(98,497,539)	$115,945,007
Policyholder account balances	0	93,641,476	93,641,476
Deferred income taxes	27,948,559	1,019,773	28,968,332
Retained earnings	201,888,749	640,851	202,529,600
Accumulated other comprehensive income (loss)	(1,501,599)	3,195,439	1,693,840

Consolidated Statements of Operations
Benefits, claims and settlement expenses: Life	$9,575,510	$80,658	$9,656,168
Income tax expense	5,584,819	(16,939)	5,567,880
Net income attributable to common shareholders	21,257,172	(63,719)	21,193,453
Basic income per share	6.74	(0.02)	6.72
Diluted income per share	6.74	(0.02)	6.72

Consolidated Statements of Comprehensive Income (Loss)
Net income	$21,323,581	$(63,719)	$21,259,862
Subtotal: Other comprehensive income (loss), net of tax	1,440,714	(2,342,130)	(901,416)
Comprehensive income (loss) attributable to UTG, Inc.	22,697,886	(2,405,849)	20,292,037

Consolidated Statements of Cash Flows
Net income	$21,323,581	$(63,719)	$21,259,862
Provision for deferred income tax expense	4,493,523	(16,939)	4,476,584
Change in policy liabilities and accruals	(2,836,731)	80,658	(2,756,073)

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

During the nine-months ended September 30, 2026, there were no additions to or changes in the critical accounting policies disclosed in the 2025 Form 10-K.

Results of Operations

On a consolidated basis, the Company reported net income attributable to common shareholders of approximately $36.7 and $21.2 million for the nine-month period ended September 30, 2026 and 2025, respectively. The Company reported net income attributable to common shareholders of approximately $6.9 and $9.8 million for the three-month period ended September 30, 2026 and 2025, respectively.

Revenues

For the nine-month period ended September 30, 2026, the Company reported total revenues of approximately $65.3 million and for the same period in 2025 total revenues of approximately $42.6 million. The Company reported total revenues of approximately $14.9 million and $17.3 million for the three-month period ended September 30, 2026 and 2025, respectively.

The variance in total revenue between third quarter 2026 and 2025 is primarily the result of realized gains and the change in the fair value of equity securities. The Company reported a third quarter 2026 gain in the change in the fair value of equity securities of approximately $8.7 million and a year-to-date 2026 gain of approximately $39.2 million. In 2025, the Company reported a third quarter gain in the change in the fair value of equity securities of approximately $10.7 million and a year-to-date 2025 gain of approximately $25.7 million. The stock markets have experienced volatility in recent periods, which in general, should always be expected.

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

The Company reported revenue before net investment gains of approximately $16.6 million and $14.5 million for the nine-month period ended September 30, 2026 and 2025, respectively. The Company reported $6.1 million and $5.2 million, respectively, of revenue before net investment gains for the third quarter of 2026 and 2025, respectively.

The following table summarizes our investment performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net investment income	$4,867,839	$4,007,288	$12,881,789	$10,606,241
Net realized investment gains	$0	$1,438,307	$9,456,094	$2,465,075
Change in fair value of equity securities	$8,746,806	$10,691,078	$39,210,803	$25,724,642

The following table reflects net investment income of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Fixed maturities available for sale	$627,451	$645,884	$1,916,247	$2,000,651
Held to maturity redeemable preferred stock	0	25,065	0	106,955
Equity securities	1,752,069	1,530,321	5,218,621	3,208,877
Mortgage loans	1,161,659	246,081	1,808,158	705,370
Real estate	2,743,551	2,126,602	6,440,627	5,739,702
Notes receivable	60,101	383,037	416,443	953,714
Policy loans	86,117	89,635	259,938	285,778
Short-term	203,727	10,362	334,723	45,200
Cash and cash equivalents	169,015	421,960	791,491	1,176,852
Total consolidated investment income	6,803,690	5,478,947	17,186,248	14,223,099
Investment expenses	(1,935,851)	(1,471,659)	(4,304,459)	(3,616,858)
Consolidated net investment income	$4,867,839	$4,007,288	$12,881,789	$10,606,241

Net investment income represented 78% and 73% of the Company's revenue before net investment gains as of September 30, 2026 and 2025, respectively. For the third quarter ended September 30, net investment income represented 80% and 77% of revenue before net investment gains (losses) for 2026 and 2025, respectively. When comparing current and prior year results, net investment income had variances in most of the investment categories outside of the fixed maturities and policy loans investment portfolios. The variance in investment income relating to cash, short term, and real estate is mainly due to a shift in our asset mix.

The earnings reported by the mortgage loan & notes receivable investments represented 13% and 12% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2026 and 2025, respectively. In the second & third quarter of 2026, the Company originated two large mortgage loans. In 2025, the Company had a large note receivable that paid off in third quarter.

The earnings reported by the equity securities investments represented 30% and 23% of the total consolidated investment income reported by the Company during the nine months ended September 30, 2026 and 2025, respectively. In first quarter, a single equity security in the oil & gas industry produced a one-time dividend of $420,000. In second quarter the increase is primarily due to a single equity security producing a one-time dividend of $501,000, and an overall increase in distributions related to oil & gas royalties. In third quarter the equity securities earnings are comparable to 2025.

The average price of crude oil was approximately $65 per barrel during 2025. Beginning in late February 2026, crude oil prices increased significantly as geopolitical tensions in the Middle East escalated, including military conflict involving Iran and disruptions to shipping through the Strait of Hormuz, a critical transit route for global oil exports. These events created uncertainty regarding global oil supply, causing volatility in oil prices ranging from $60 per barrel and peaking at approximately $115 per barrel. Although market conditions have improved and prices have declined from peak levels reached earlier in the year, the price per barrel was approximately $100 at the end of September 2026. Crude oil prices continue to remain above the average levels experienced during 2025.

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

The following table reflects net realized investment gains:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed maturities available for sale	$0	$0	$34,462	$412
Equity securities	0	1,438,307	9,421,444	2,417,811
Real estate	0	0	0	46,846
Short-term investments	0	0	188	6
Consolidated net realized investment gains	0	1,438,307	9,456,094	2,465,075
Change in fair value of equity securities	8,746,806	10,691,078	39,210,803	25,724,642
Net investment gains	$8,746,806	$12,129,385	$48,666,897	$28,189,717

Realized investment gains are the result of one-time events and are expected to vary from year to year.

In 2026, the sale of five equity securities represents the majority of the realized investment gains from equity securities year-to-date. Most of these sales are related to the oil/gas industry and the information technology industry.

The Company reported a year-to-date 2026 change in the fair value of equity securities of approximately $39.2 million, and a third quarter gain of approximately $8.7 million. In 2025, The Company reported a year-to-date change in the fair value of equity securities of approximately $25.7 million, and a third quarter gain of approximately $10.7 million. This line item is material to the results reported in the Condensed Consolidated Statements of Operations, and this line item can also be extremely volatile, as it reflects changes in the stock market. Of the 2026 change in fair value of equity securities, approximately $18.2 million is attributable to a single equity security holding related to the oil and gas industry. While these results can be material and volatile, most of the equity holdings of the Company were acquired with a long-term view, thus making these intermediate changes in value of less concern to Management. Management monitors its equity holdings looking more at the specific entity and market it is in relative to performance and less to changes due to general market swings that occur over the holding period of the investment.

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

The Company has recently entered into a real estate sale agreement whereby the Company will sell a portion of one of its land holdings. This property is anticipated to close before the end of the year. Should this sale be consummated, the Company will have an approximately $18 million realized gain or $14.2 million in net income after taxes from this transaction. The contract is currently in its due diligence period. There can be no guarantee that the closing will occur as anticipated or occur at all.

Expenses

The Company reported total benefits and other expenses of approximately $18.8 million and $15.9 million for the nine month period ended September 30, 2026 and 2025, respectively. For the three-month period ended September 30, 2026 and 2025, the Company reported total benefits and other expenses of approximately $6.1 million and $5.3 million, respectively. Benefits, claims and settlement expenses represented approximately 58% and 59% of the Company's total expenses for the nine month periods ended September 30, 2026 and 2025, respectively. The other major expense category of the Company is operating expenses, which represented approximately 40% and 38% of the Company's total expenses for the nine month periods ended September 30, 2026 and 2025, respectively.

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

Operating expenses increased approximately $1.5 million in the nine month period ended September 30, 2026 as compared to the same period in 2025. Increased employee costs make up 24% of the increase, and charitable contributions make up 20% of the increase. Both of these increased costs are related to the increase in 2026 earnings. Stock option amortization makes up 15% of the increase, the Company issued stock options in the third quarter of 2025. The Company also had increased actuarial costs due to the implementation of the new LDTI accounting standard, this cost makes up 8% of the increase.

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

Financial Condition

Investment Information

Investments are the largest asset group of the Company.  The Company's insurance subsidiary is regulated by insurance statutes and regulations as to the type of investments they are permitted to make, and the amount of funds that may be used for any one type of investment. The below table reflects, by investment category, the investments held by the Company as of September 30, 2026, and December 31, 2025:

	2026	As a % of Total Investments	As a % of Total Assets
Fixed maturities available for sale	$61,951,590	13%	12%
Equity securities, at fair value	299,181,772	62%	56%
Equity securities, at cost	12,345,568	3%	2%
Mortgage loans	36,137,385	8%	7%
Real estate	49,920,092	10%	9%
Notes receivable	3,916,649	1%	1%
Policy loans	5,194,850	1%	1%
Short-term investments	10,406,158	2%	2%
Total investments	$479,054,064	100%	90%

	2025	As a % of Total Investments	As a % of Total Assets
Fixed maturities, available for sale	$73,159,589	17%	15%
Equity securities, at fair value	265,704,230	62%	54%
Equity securities, at cost	20,510,250	5%	4%
Mortgage loans	14,402,304	3%	3%
Real estate	33,087,699	8%	7%
Notes receivable	8,708,417	2%	2%
Policy loans	5,361,164	1%	1%
Short-term investments	9,808,824	2%	2%
Total investments	$430,742,477	100%	88%

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

The Company’s total investments represented 90% and 88% of the Company’s total assets as of September 30, 2026, and December 31, 2025, respectively. Fixed maturities and equity securities at fair value consistently represented a substantial portion, 75% and 79%, of the total investments during 2026 and 2025, respectively.  The overall investment mix, as a percentage of total investments, remained fairly consistent when comparing the respective investments held as of September 30, 2026 and December 31, 2025.

As of September 30, 2026, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets, shareholders’ equity or results from operations.  To provide additional flexibility and liquidity, the Company has identified all fixed maturity securities as "investments available for sale".  Investments available for sale are carried at market value, with changes in market value charged directly to the other comprehensive component of shareholders' equity. Changes in the market value of available for sale securities resulted in net unrealized gains (losses) of approximately ($1.5) million and $1.6 million as of September 30, 2026 and 2025, respectively. The variance in the net unrealized gains and losses is the result of normal market fluctuations mainly related to changes in interest rates in the marketplace.

The Company owns a variety of investments associated with the oil and gas industry. These investments represent approximately 35% of the Company’s total invested assets as of September 30, 2026 and December 31, 2025, respectively. See Note 10 – Concentrations for more details related to our oil and gas concentrations.

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

Parent Company Liquidity

UTG is a holding company that has no day-to-day operations of its own.  Cash flows from UTG’s insurance subsidiary, UG, are used to pay costs associated with maintaining the Company in good standing with states in which it does business and purchasing outstanding shares of UTG stock.  UTG's cash flow is dependent on management fees received from its insurance subsidiary, stockholder dividends from its subsidiary and earnings received on cash balances. As of September 30, 2026, and December 31, 2025, substantially all of the consolidated shareholders’ equity represents net assets of its subsidiaries. As of September 30, 2026, the Parent company has received no dividends from its insurance subsidiary. Certain restrictions exist on the payment of dividends from the insurance subsidiary to the Parent company.  For further information regarding the restrictions on the payment of dividends by the insurance subsidiary, see Note 7 – Shareholders’ Equity in the Notes to the Consolidated Financial Statements.  Although these restrictions exist, dividend availability from the insurance subsidiary has historically been sufficient to meet the cash flow needs of the Parent company.

Insurance Subsidiary Liquidity

Sources of cash flows for the insurance subsidiary primarily consist of premium and investment income.  Cash outflows from operations include policy benefit payments, administrative expenses, taxes and dividends to the Parent company.

Short-Term Borrowings

During October of 2026, the Federal Home Loan Bank approved the renewal of UG’s Cash Management Advance Application (“CMA”). The CMA is a source of overnight liquidity utilized to address the day-to-day cash needs of a Company. The CMA gives the company the option of selecting a variable rate of interest for up to 90 days or a fixed rate for a maximum of 30 days.  The variable rate CMA is prepayable at any time without a fee, while the fixed CMA is not prepayable prior to maturity. The Company has pledged bonds with a collateral lendable value of $18.7 million as of September 30, 2026. The Company has no outstanding borrowings on the CMA at September 30, 2026 nor had any borrowing activity during 2026.

Consolidated Liquidity

Cash used in operating activities was approximately $4.6 million in 2026 and cash used by operating activities was approximately $4.4 million in 2025. Sources of operating cash flows of the Company, as with most insurance entities, is comprised primarily of premiums received on life insurance products and income earned on investments.  Uses of operating cash flows consist primarily of payments of benefits to policyholders and beneficiaries and operating expenses.  The Company has not marketed any significant new products for several years.  As such, premium revenues continue to decline with the exception of fluctuations in reinsurance premiums.  Management anticipates future cash flows from operations to remain similar to historic trends.

During 2026, the Company’s investing activities used net cash of approximately $3.1 million and provided net cash of approximately $9.2 million in 2025. The Company recognized proceeds of approximately $54.8 million and $28.2 million from investments sold and matured in 2026 and 2025, respectively. The Company used approximately $57.9 million and $19.0 million to acquire investments during 2026 and 2025, respectively. The net cash provided by or used in investing activities is expected to vary from year to year depending on market conditions and management’s ability to find and negotiate favorable investment contracts.

Net cash used in financing activities was approximately $1,657,000 and $625,000 during 2026 and 2025, respectively. As of September 30, 2026 and 2025, the Company had no debt outstanding with third parties.

The Company had cash and cash equivalents of approximately $21.1 million and $30.5 million as of September 30, 2026 and December 31, 2025, respectively. The Company has a portfolio of marketable fixed maturity securities that could be sold, if an unexpected event were to occur. These securities had a fair value of approximately $62.0 million at September 30, 2026. However, the strong cash flows from investing activities, investment maturities and the availability of the line of credit facilities make it unlikely that the Company would need to sell securities for liquidity purposes.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

Capital Resources

Total shareholders' equity increased by approximately 15% as of September 30, 2026, compared to December 31, 2025. The increase is mainly attributable to an increase in retained earnings, which is the result of the current year net income reported by the Company.

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

None

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description
*31.1	Certification of Jesse T. Correll, Chairman of the Board, Chief Executive Officer and President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of Jesse T. Correll, Chairman of the Board, Chief Executive Officer and President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of Theodore C. Miller, Chief Financial Officer and Senior Vice President of UTG, as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Condensed Consolidated Financial Statements (detail tagged).
104	Cover Page Interactive Data File (formatted in iXBRL and included in exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UTG, INC.
(Registrant)

Date:	November 12, 2026	By	/s/ Jesse T. Correll
Jesse T. Correll
Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	November 12, 2026	By	/s/ Theodore C. Miller
Theodore C. Miller
Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)